Form 10QSB
period 1995-03-31
DOTRONIX INC
filed 1995-05-10
CIK 351809

                                                                  CONFORMED COPY

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

        For the Quarter Ended March 31, 1995 Commission File No. 0-9996
                              --------------                    -------

                                 DOTRONIX, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                   Minnesota                          41-1387074
        -------------------------------           -------------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)            Identification No.)

             160 First Street S.E.
            New Brighton, Minnesota                      55112
   -----------------------------------------           ----------
    (Address of principal executive offices)           (Zip Code)

                                (612) 633-1742
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                           YES  X                 NO
                              ------                ------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                   Class                    Outstanding at April 28, 1995
           -----------------------          -----------------------------
           Common stock, par value
               $ .05 per share                        4,101,696

                                DOTRONIX , INC.
                                ---------------
                                     INDEX
                                     -----

Part I - Financial Information                               Page(s)
- ------------------------------                               -------
       Item 1. Financial Statements (Unaudited)

          Balance Sheets                                         1

          Statements of Operations                               2

          Statements of Cash Flows                               3

          Notes to Financial Statements                          4

       Item 2. Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations.                                  5-6



Part II - Other Information
- ---------------------------

     Item 6. (b) Reports on Form 8-K                             7

                        PART I.    FINANCIAL INFORMATION
                        --------------------------------
ITEM 1.   FINANCIAL STATEMENTS
- ------------------------------
                                 DOTRONIX, INC.
                                 --------------
                                 BALANCE SHEETS
                                 --------------



ASSETS                                                          March 31,          June 30,
- ------                                                            1995               1994
                                                               ----------         ----------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                    $ 2,011,529       $   578,592
  Accounts receivable, less allowance,
     for doubtful accounts of $143,952
     and $162,444, respectively                                  2,131,195         2,288,382
  Inventories:
     Raw materials                                               3,791,746         3,659,875
     Work-in-process                                               530,990           643,546
     Finished goods                                                558,336           368,312
                                                               -----------       -----------
       Total inventories                                         4,881,072         4,671,733
  Prepaid expenses                                                  86,549            71,939
                                                               -----------       -----------
          Total current assets                                   9,110,345         7,610,646

PROPERTY, PLANT & EQUIPMENT, at cost net of
     accumulated depreciation of $4,957,176 and
     $4,727,961, respectively                                    1,349,641         1,519,823

OTHER ASSETS:
  Excess of cost over fair value of net assets
     acquired, less amortization                                   863,972           917,970
  Non-compete agreements, less amortization                         16,250            27,500
  Other                                                             75,827             3,155
                                                               -----------       -----------
            TOTAL ASSETS                                       $11,416,035       $10,079,094
                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
  Revolving and demand loans                                   $ 1,865,200       $   791,029
  Accounts payable                                               1,130,857         1,188,170
  Salaries, wages and payroll taxes                                440,840           262,577
  Other accrued liabilities                                        245,331           173,106
  Current portion of long-term debt                                                  368,865
  Current portion of long-term debt with related parties                              50,936
                                                               -----------       -----------
          Total current liabilities                              3,682,228         2,834,683

LONG-TERM DEBT, less current portion                                                 387,063

LONG-TERM DEBT WITH RELATED PARTIES,
  less current portion                                                                46,078

STOCKHOLDERS' EQUITY:
  Common stock, $.05 par value                                     205,085           188,585
  Additional paid-in capital                                    10,871,265        10,557,765
  Accumulated deficit                                           (3,342,542)       (3,935,080)
                                                               -----------       -----------
          Total stockholders' equity                             7,733,808         6,811,270
                                                               -----------       -----------
            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                               $11,416,035       $10,079,094
                                                               ===========       ===========

The balance sheet at June 30, 1994 has been taken from the audited financial statements at that date.

                       See notes to financial statements.

                                DOTRONIX, INC.
                           STATEMENTS OF OPERATIONS


                                     Three months ended          Nine months ended
                                          March 31,                   March 31,
                                  -----------------------     -------------------------
                                     1995         1994           1995          1994
                                  ----------  -----------     -----------   -----------
REVENUES:                         $3,510,690  $ 3,783,098     $12,060,871   $10,837,026

OPERATING EXPENSES:
 Cost of Sales                     2,378,443    2,859,181       8,368,523     8,097,724
 Selling, general
  and administrative                 958,679    1,114,661       2,920,638     3,135,719
 Interest                             62,356       39,414         179,172       129,202
                                  ----------  -----------     -----------   -----------
   Total operating
    expenses                       3,399,478    4,013,256      11,468,333    11,362,645
                                  ----------  -----------     -----------   -----------
Net income (loss)                 $  111,212  $  (230,158)    $   592,538   $  (525,619)
                                  ==========  ===========     ===========   ===========


Net income (loss) per
 common and common
 equivalent share                 $      .03  $      (.06)    $       .15  $       (.14)
                                  ----------  -----------     -----------   -----------


Average number of common
 and common equivalent
 shares outstanding                4,191,823    3,771,696       4,047,845     3,769,470
                                  ----------  -----------     -----------   -----------



                       See notes to financial statements.

                                DOTRONIX, INC.
                                --------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------



                                                            Nine months ended
                                                                 March 31,
                                                       ----------------------------
                                                           1995            1994
                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                    $    592,538    $   (525,619)
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
       Depreciation and amortization                        299,843         388,873
       Provision for loss on accounts
          receivable                                         90,000          90,000
       Common stock grant                                                     6,250

  Changes in assets and liabilities:
       Accounts receivable                                   67,188        (527,311)
       Inventories                                         (209,339)        (51,525)
       Prepaid expenses                                     (14,610)        (22,250)
       Other assets                                         (72,672)           6336
       Accounts payable and accrued liabilities             193,175         645,216
                                                       ------------    ------------

          Net cash provided by
           operating activities                              946,123         10,000

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                (64,415)        (71,391)
                                                       ------------    ------------
          Net cash used in investing activities             (64,415)        (71,391)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of stock                               330,000
  Borrowings on revolving and demand loans               13,352,510      10,082,082
  Repayments on revolving and demand loans              (12,278,339)    (10,384,633)
  Payments on other long-term obligations                  (132,942)        (43,162)
  Payments on bank loans                                   (720,000)       (275,557)
                                                       ------------    ------------
          Net cash provided by (used in)
           financing activities                             551,229        (621,270)
                                                       ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      1,432,937        (682,661)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF THE PERIOD                                             578,592       1,191,902
                                                       ------------    ------------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                            $  2,011,529    $    509,241
                                                       ============    ============



                       See notes to financial statements.

                                 DOTRONIX, INC.
                                 --------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                  (Unaudited)
                                  -----------
A.  Basis of Presentation

     The balance sheet as of March 31, 1995, the statements of operations for the three and nine month periods ended March 31, 1995 and 1994 and the statements of cash flows for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995, and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
- ---------------------

Revenue decreased 7% and increased 11%, respectively, for the quarter and nine months ended March 31, 1995 compared to the prior year. As expected sales volume was soft in the third quarter due to the normal late holiday slowdown. The increase for the nine month period is due to very favorable acceptance of large screen color displays for the multi-media market during the first and second quarters. The Company expects flat sales for the fourth quarter compared to a year ago but improved net income due to higher gross margins.

Gross margin percentage for the quarter was 32% compared to 24% for the quarter ended March 31, 1994. Gross margin for the nine month period was 31% compared to 25% in the prior year period. The increases are due primarily to the sales growth explained above, favorable product mix, product cost reductions through aggressive value engineering programs and overhead cost containment efforts put in place during fiscal 1994.

Selling, general and administrative expenses decreased $155,982, or 14% for the quarter and $215,081 or 7% for the nine months ended March 31, 1995, from the comparable prior year periods due mainly to lower amortization expenses and reduced payroll costs due to personnel cutbacks in all administrative areas partially offset by payments and accruals made under the Company's bonus plans.

Interest expense increased $22,942 and $49,970 for the three and nine month periods, respectively, compared to the prior year periods due to increases in interest rates and higher borrowing levels on the Revolving Working Capital Loan.

There is no income tax charge because the Company has available the tax benefit of operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

On October 3, 1994, the Company entered into Amendment Number 3 to the Revolving Working Capital Loan commitment which had been in effect since October 10, 1991. This amendment provided for the payoff of all of the Company's other existing debt and consolidated it into two demand loans totaling $657,000 and a revolving loan with a maximum availability of $4,000,000. The loans continue to bear interest at 3% over the base rate (12% at March 31, 1995) and are secured by all assets of the Company. The monthly principal payment on the demand loans is $10,950. The amendment also provides for a total minimum monthly interest payment based on the higher of the average daily outstanding principal balance or $2,000,000. The agreement now has an expiration date of October 11, 1997.

The Company believes the amended agreement and consolidation of debt improved the Company's liquidity and resources through more favorable payment terms than its previous debt structure. Future amounts available to it under this agreement should be adequate to meet both short and long term capital needs.

During the nine months ended March 31, 1995 operations provided cash of $946,000, primarily from net income and non-cash charges for depreciation and amortization offset by an increase in inventories. The Company received $330,000 from the issuance of 330,000 shares of common stock upon exercise of warrants. Net borrowings on debt amounted to $521,000 and purchases of property, plant and equipment used $64,000. The overall result was to increase cash by $1,433,000.

At March 31, 1995 working capital amounted to $5,428,000.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6. (b) Reports on Form 8-K

     No reports on Form 8-K were issued during the quarter.







                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 1995
                                         DOTRONIX, INC.


                                         By  /s/ William S. Sadler,
                                             --------------------------
                                             William S. Sadler,
                                             President and Treasurer
                                             (Principal Executive
                                             Officer)


                                         By  /s/ Warren M. White
                                             --------------------------
                                             Warren M. White,
                                             Vice President Finance
                                             (Principal Financial and
                                             Accounting Officer)