Form 10QSB/A
period 1995-03-31
DOTRONIX INC
filed 1995-06-28
CIK 351809

                                                                  CONFORMED COPY

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

        For the Quarter Ended March 31, 1995 Commission File No. 0-9996
                              --------------                    -------

                                DOTRONIX, INC.
                                --------------
            (Exact name of registrant as specified in its charter)

                    Minnesota                       41-1387074
          ------------------------------       --------------------
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization        Identification No.)

              160 First Street S.E.
             New Brighton, Minnesota                   55112
          ------------------------------       --------------------
     (Address of principal executive offices)        (Zip Code)

                                (612) 633-1742
              --------------------------------------------------
             (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X       NO
                                   -----       -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                  Class               Outstanding at April 28, 1995
        -------------------------  -----------------------------------
         Common stock, par value
             $.05 per share                     4,101,696

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6.  (a) Exhibits

         Exhibit 27 Financial Data Schedule



         (b) Reports on Form 8-K

         No reports on Form 8-K were issued during the quarter.





                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 1995                                DOTRONIX, INC.


                                              By  /s/ William S. Sadler
                                                  -------------------------
                                                  William S. Sadler,
                                                  President and Treasurer
                                                  (Principal Executive
                                                  Officer)


                                              By  /s/ Warren M. White
                                                  -------------------------
                                                  Warren M. White
                                                  President Finance
                                                  (Principal Financial and
                                                  Accounting Officer)