Form 10KSB
period 1995-06-30
DOTRONIX INC
filed 1995-09-19
CIK 351809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR                                               COMMISSION
ENDED JUNE 30, 1995                                             FILE NO. 0-9996
                                DOTRONIX, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                            41-1387074
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

         160 FIRST STREET S. E.
        NEW BRIGHTON, MINNESOTA                                 55112-7894
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:   (612) 633-1742

Securities registered pursuant to Section 12 (b) of the Act:   NONE

Securities registered pursuant to Section 12 (g) of the Act: COMMON STOCK, $.05 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .     No      .
    -----         -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $16,039,896

The aggregate market value of voting stock held by nonaffiliates of the registrant as of September 8, 1995 was approximately $8,065,640 (based on the last sale price of such stock as reported by NASDAQ Stock Market).

The number of shares outstanding of the registrant's common stock, as of September 8, 1995 was 4,176,885 shares.

A portion of the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders is incorporated into Part III as set forth therein.

                                    PART I

Item 1. BUSINESS

General
-------

Dotronix, Inc. (the "Company") was founded in 1980 for the purpose of designing, manufacturing and marketing cathode ray tube ("CRT") displays and closed circuit television ("CCTV") monitors. Such displays and monitors are used to display alphanumeric information, graphics and images in a broad range of applications. These applications range from use in relatively simple information systems, such as airline flight information displays, to much more sophisticated systems such as computer-aided design, manufacturing and engineering ("CAD/CAM/CAE") systems and medical diagnostic imaging systems.

The image on a CRT display or CCTV monitor is produced by magnetically guiding an interruptible stream of electrons against the back of a phosphorescent screen. This stream of electrons scans a series of horizontal lines from the top to the bottom of the screen. When the stream of electrons strikes the back of the screen a bright area is produced, and when it is interrupted a dark area appears. In a medium-resolution unit the stream of electrons scans the screen in a series of 525 horizontal lines 30 times per second, so that the series of light and dark areas produced appears as a steady coherent image to the viewer. High-resolution displays scan a greater number of lines, in some instances at a greater speed, thus producing a clearer image on the screen.

Products
--------

The Company primarily designs, manufactures and markets products for the medical diagnostic, work station, and the multimedia presentation and display markets.

The medical market products consist primarily of high resolution monochrome and color displays marketed to the major OEMs within the market. This OEM base serves x-ray, CT scan, MRI and other instrumentation uses. The medical products are used in diagnostic and work station applications and for fixed and portable instrumentation devices. CRT sizes range from 5" to 21".

The Company also markets a product line of large screen color displays in the multimedia arena. Product uses include video walls, displays for flight information systems, and other public information displays. Products range from 20" to 27".

The Company continues to selectively market to the federal government and its agencies, offering high quality, medium resolution, color and monochrome displays.

Although the Company has developed standardized CRT displays in order to provide cost-effective products, it also works closely with customers in order to adapt existing designs and to develop new products to meet customers' specific requirements.

Marketing
---------

The Company believes that the market for CRT displays and CCTV monitors is extensive and diverse. As described above, CRT displays and CCTV monitors are used in a wide variety of computer-based information systems and video-based systems. The Company's principal marketing effort is directed toward the OEMs of the various systems in which displays and monitors are used. Company personnel work with these OEMs in order to determine the OEMs' technical needs and cost objectives and to adapt the Company's standard designs accordingly. This adaptation process typically entails specification of the components to be used within the Company's standard design in order to meet these needs and objectives. Greater degrees of customization are required, however, for certain display applications.

The Company's present customer base consists of approximately 200 OEMs located predominantly in the United States, with 6% of the Company's revenues during the year ended June 30, 1995 consisting of sales to customers in Europe. Sales to the Company's five largest customers accounted for 52% of its revenues during the year ended June 30, 1995. Five separate customers have accounted for more than 10% of revenues during one or more of the last three fiscal years. Their respective percentages of revenue by fiscal year are as follows:

                           1995   1994   1993
                           ----   ----   ----
             Customer A     19%    16%
             Customer B     11%    14%    19%
             Customer C     14%
             Customer D                   17%
             Customer E                   11%

In order to meet the diverse requirements of OEMs, the Company markets its products directly to such manufacturers through its own technically trained sales employees. The Company employs salespersons in St. Paul, Minnesota, Eau Claire, Wisconsin, Los Angeles, California, Eatontown, New Jersey, Atlanta, Georgia and Seattle, Washington. The Company also distributes CCTV monitors to end-users through a network of 45 authorized dealers located throughout the United States. The Company's CRT displays and CCTV monitors are priced in the range from $100 to $10,000; depending on size and other specifications, degree of adaptation required and quantity.

Competition
-----------

The Company believes that competition in the market for CRT displays and CCTV monitors is generally based on price, product performance, product availability and customer service. A number of other domestic and foreign companies, including Panasonic Company, Sony, Tatung Company, Conrac Corporation, Tektronix, Inc., Electrohome Electronics, Philips Electronics, Ltd., and Mitsubishi Electronic Corporation, presently manufacture CRT displays and CCTV monitors and market them to OEMs. In addition, some OEMs produce their own CRT displays and CCTV monitors. Many of the companies in the CRT display and CCTV monitor market have substantially greater resources than the Company.

The Company also faces potential competition from other, non-CRT based information display technologies, such as liquid crystal displays and other flat-panel displays. The Company believes, however, that such alternative technologies have not yet proven economical and effective in most applications in which the Company's products are used. The development of an economical and effective flat-panel display could have an adverse effect on the Company's business therefore, the Company is following developments closely and evaluating the potential use of this technology in its product lines.

Manufacturing and Suppliers
---------------------------

The Company purchases the components of its CRT displays and CCTV monitors from outside suppliers and manufactures, assembles, and tests these components at its New Brighton, Minnesota and Eau Claire, Wisconsin facilities.

The components of CRT displays and CCTV monitors include standardized CRTs, magnetic deflection yokes and transformers, power sources and other standardized electronic components as well as printed circuit boards and chassis manufactured to the Company's specifications. The Company believes that such standardized components generally are available from more than one source of supply and that numerous manufacturers of components to specification are available. In the manufacturing process, transistors, capacitors and other electronic components are inserted into holes drilled in a printed circuit board. The components are then flow-soldered to the circuit board and then the CRT, deflection yoke and power source are mounted on the chassis and hand wired. The completed units are then put through a series of alignment and other quality control tests plus a burn-in period before they are shipped to the purchaser.

Governmental Regulations
------------------------

The Company's products, or the products into which they are incorporated, must be certified by officials of the Department of Health and Human Services as complying with regulations limiting the amount of radiation that may be emitted by CRT displays and CCTV monitors. The Company has been able to obtain such approvals without material delay. The Company has received exemption from certain of the certification procedures under an exception contained in the regulations which reduces the administrative burden of such certification procedures. In addition, the Company's products are subject to Federal Communications Commission regulations limiting the amount of radio noise emissions from computing devices. The Company has been able to obtain the necessary certifications in a timely manner.

Personnel
---------

At June 30, 1995 the Company had 180 full-time employees. The Company believes that its relationship with its employees is satisfactory. None of the Company's employees are covered by collective bargaining agreements.

Sales Backlog; Research and Development
----------------------------------------

The Company's sales backlog expected to be shipped by the end of the next fiscal year was approximately $8 million at June 30, 1995 and approximately $10 million at June 30, 1994. The Company believes that the dollar amount of backlog at a given date is not necessarily indicative of sales for any succeeding period.
For example, certain regular customers of the Company place frequent orders on a short term basis only.

Research and development costs totaled approximately $284,000 for fiscal 1995, $351,000 for fiscal 1994 and $513,000 for fiscal 1993. Research and development costs have decreased due to consolidation of personnel to one location and focus on product lines.

Item 2. PROPERTIES

The Company's corporate offices and certain manufacturing operations are located in a building that is approximately 17,000 square feet in New Brighton, Minnesota. The Company also leases in New Brighton, under a five year lease expiring March 1998, approximately 22,000 square feet of warehouse space from a company wholly owned by William S. Sadler, president of the Company, at a rental rate of $5,457 per month. The lease has a renewal option for five additional years at the same rate. The Company utilizes, on a month to month rental basis, approximately 4,500 square feet in New Brighton, Minnesota at $1,750 per month, from another company wholly owned by William S. Sadler.

Dotronix' offices and manufacturing facility in Eau Claire, Wisconsin are located in an approximately 33,600 square foot building owned by the Company. Dotronix, Inc. is also leasing, on a month to month basis, from an unaffiliated party, an additional 6,000 square feet of space at $780 per month used for storage.

Item 3. LEGAL PROCEEDINGS

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock has been quoted on the NASDAQ Stock Market since October 21, 1986 under the symbol "DOTX." The following table sets forth the range of high and low closing sales prices of the common Stock in the NASDAQ Stock Market as reported by NASDAQ.

        FISCAL YEAR ENDED JUNE 30, 1994        HIGH     LOW
                    First Quarter...........  1 3/16      1/2
                    Second Quarter..........  1 1/2       3/4
                    Third Quarter...........  1 7/16   1 1/16
                    Fourth Quarter..........  1 5/16   1 1/16

        FISCAL YEAR ENDED JUNE 30, 1995:       HIGH     LOW
                    First Quarter...........  1 1/4    1
                    Second Quarter..........  1 3/4    1 1/16
                    Third Quarter...........  3        1 1/8
                    Fourth Quarter..........  2 15/16  1 3/4

At June 30, 1995 there were 446 record holders of the Company's Common Stock. The Company has not paid dividends on its Common Stock and does not expect to pay cash dividends for the foreseeable future. As of June 30, 1995, the Company's borrowing arrangement prohibited the payment of cash dividends. The Company's current policy is to retain any earnings to finance operations and growth.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
----------------------

The Company's revenues increased $1,427,029 (10%) during the fiscal year ended June 30, 1995 and decreased $2,735,101 (16%) during the fiscal year ended June 30, 1994 from the respective preceding fiscal years. The increase for fiscal 1995 was due to the very favorable acceptance of large screen color displays for the multi-media market. The decrease for fiscal 1994 was mainly due to decreased units shipped in medical products, particularly to Europe.

Five separate customers have accounted for more than 10% of revenues during one or more of the last three fiscal years. Their respective percentages of revenue by fiscal year are as follows:

                       1995   1994   1993
                       ----   ----   ----
         Customer A     19%    16%
         Customer B     11%    14%    19%
         Customer C     14%
         Customer D                   17%
         Customer E                   11%

The Company's gross margin percentage was 32% in fiscal 1995, 24% in fiscal 1994, and 25% in 1993. The increase in fiscal 1995 was due primarily to the growth in sales explained above, favorable product mix, and product and overhead cost containment efforts put in place during fiscal 1994. In 1994 the margin was maintained at substantially the same level as 1993 despite the decrease in sales due to changes in facilities and personnel to match revenue levels.

Selling, general, and administrative expenses decreased 7% and 2% in fiscal 1995 and 1994, from their respective preceding years. The decrease in fiscal 1995 was due to reduced payroll costs due to personnel cutbacks in all administrative areas and lower amortization of costs related to intangibles partially offset by expenses incurred under the Company's bonus plans.

Interest expense increased 38% during the year ended June 30, 1995 and decreased 34% during the year ended June 30, 1994 from the respective preceding years. The fiscal 1995 increase was due to increases in interest rates and higher borrowing levels on the Revolving Working Capital Loan. The 1994 decrease was due to the reduction in the average monthly balance of notes payable and long-term debt.

As of June 30, 1995, the Company had available income tax operating loss carryforwards of approximately $920,000 that can be used to offset future taxable income.

Effects of Inflation:
---------------------

The Company believes that its revenues and results of operations have not been significantly affected by inflation during the three years ended June 30, 1995.

Financial Condition, Liquidity and Capital Resources:
-----------------------------------------------------

On October 3, 1994, the Company entered into Amendment Number Three to the Revolving Working Capital Loan commitment which had been in effect since October 10, 1991. This amendment provided for the payoff of all of the Company's other existing debt and consolidated it into two demand loans totalling $657,000 and a revolving loan with a maximum availability of $4,000,000. The loans continue to bear interest at 3% over the base rate (12% at June 30, 1995) and are secured by all assets of the Company. The monthly principal payment on the demand loans is $10,950. The amendment also provides for a total minimum monthly interest payment based on the higher of the average daily outstanding principal balance or $2,000,000. This agreement has an expiration date of October 11, 1997.

The loan agreement contains covenants which, among other things, prohibit the payment of dividends. The Company was in compliance with the covenants on June 30, 1995.

The Company believes the amended agreement and consolidation of debt improved the Company's liquidity and resources through more favorable payment terms than its previous debt structure. Future amounts available to it under this agreement should be adequate to meet both short and long term capital needs.

If this agreement had been effective at June 30, 1994, current liabilities would have increased $433,141, there would have been no long term debt, and working capital would have been reduced to $4,342,822.

Warrants to purchase a total of 180,000 shares of common stock, issued in fiscal 1992, expired in

November, 1994. On October 6, 1994, the expiration date on warrants to purchase 140,000 shares of common stock, also issued in fiscal 1992, was extended to December 31, 1997 in conjunction with renegotiation of the president's employment contract (90,000 of which remained outstanding at June 30, 1995).

During fiscal year 1995 a total of 380,000 shares of common stock were issued upon exercise of warrants that were issued in fiscal 1992. In addition, 21,518 shares of common stock were issued upon exercise of stock options. Total proceeds from these stock issues were $403,240.

Cash Flow
---------

During fiscal year 1995 operations provided approximately $983,000 due mainly to its net income for the year. Financing activities, primarily proceeds from the exercise of warrants and options for common shares, provided approximately $512,000. Property, plant and equipment purchases used approximately $45,000. Overall, cash increased $1,450,000.

During fiscal year 1994 operations used approximately $589,000 due mainly to the net loss for the year. Financing activities provided a net of $62,000 and property, plant, and equipment purchases used $98,000. Overall, cash decreased $613,000.

During fiscal year 1993, operations generated cash of approximately $2,455,000. Debt reductions used $1,806,000 and $144,000 was used to purchase equipment. Overall, cash increased by $505,000.

At June 30, 1995, working capital was $5,907,269.

The Company has no material commitments for capital expenditures.

Item 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Company are included (with an index listing all such statements) in a separate financial section at the end of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

See Part I of this Report. Pursuant to General Instruction E(2), reference is made to information contained under the heading "Election of Directors" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 6, 1995, which information is incorporated herein.

Executive Officers of the Company
---------------------------------

The executive officers of the Company who are not also directors of the Company are as follows:

       Name                   Age                        Position
       ----                   ---                        --------

Robert J. Andrews             53             Vice President, Operations
Warren M. White               52             Vice President, Finance
Michael J. Hopkins            49             Vice President, Sales & Marketing

Robert J. Andrews has been Vice President, Operations of the Company since 1986. He has been employed by the Company since 1982 as Operations Manager. Prior to joining the Company Mr. Andrews was the Director of Operations of Audiotronics Corporation.

Warren M. White has been Vice President, Finance of the Company since 1986 and has been its Controller since 1983. Prior to joining the Company, Mr. White was Controller and Treasurer of Emmer Brothers Company, a wholesale lumber distributor.

Michael J. Hopkins joined the Company as Vice President, Sales and Marketing in September 1993. Prior to joining the Company Mr. Hopkins was Vice President, Sales and Marketing for ADC Telecommunications.

Item 10. EXECUTIVE COMPENSATION

Pursuant to General Instruction E(2), reference is made to information contained under the heading "Executive Compensation" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 6, 1995, which information is incorporated herein.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction E(2), reference is made to information contained under the heading "Voting Securities and Principal Holders" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 6, 1995, which information is incorporated herein.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction E(2), reference is made to information contained under the heading "Certain Transactions" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 6, 1995, which information is incorporated herein.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits

Exhibit
Number                              Description
-------                             -----------

 3.1 Articles of Incorporation, as amended to date of this report (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1988).

 3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1991).

 4.1 Specimen certificate representing the Company's Common Stock (incorporated by reference to Exhibit 3 (a) to Amendment No. 2 to the Company's Registration Statement on Form S-18, File No. 2-71333C).

10.1 Amended and Restated Employment Agreement of William S. Sadler dated January 1, 1995 (filed herewith).

10.2 Lease for land and building located at 60 Cleveland Avenue S.E., New Brighton, Minnesota (incorporated by reference to exhibit
               10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1988).

10.3 Amendment of lease for land and building located at 50 Cleveland Ave S.E., New Brighton, Minnesota (incorporated by reference to exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1993).

10.4 Dotronix, Inc. 1989 Stock Option and Restricted Stock Plan (incorporated by reference to exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended June 30, 1990).

10.5 Form of Revolving Working Capital Loan Agreements (incorporated by reference to exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 1991). Amendment No. 1 of Revolving Working Capital Loan Agreements (incorporated by reference to exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1993).

Exhibit
Number                              Description
-------                             -----------

10.6 Amendment No. 2 to Revolving Working Capital Loan Agreement (filed herewith). Amendment No. 3 to Revolving Working Capital Loan Agreement (filed herewith).

10.7 Dotronix, Inc. Non-employee Director Stock Option Plan (incorporated by reference to exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

23             Independent Auditors' Consent (filed herewith).

27             Financial Data Schedule (filed herewith).



(b)  Reports on Form 8-K.

               No reports were filed on Form 8-K during the quarter ended June 30, 1995.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DOTRONIX, INC.

Date: September 15, 1995            By  /s/ William S. Sadler
                                      __________________________________
                                        William S. Sadler, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                                Signature
----                                ---------

September 15, 1995                  By  /s/ William S. Sadler
                                      __________________________________
                                        William S. Sadler, President,
                                        Treasurer and Director

September 15, 1995                  By  /s/ Warren M. White
                                      __________________________________
                                        Warren M. White,
                                        Vice President, Finance

September 15, 1995                  By  /s/ Ray L. Bergeson
                                      __________________________________
                                        Ray L. Bergeson,
                                        Director

September 15, 1995                  By  /s/ Robert J. Snow
                                      __________________________________
                                        Robert J. Snow,
                                        Director

September 15, 1995                  By  /s/ Edward L. Zeman
                                      __________________________________
                                        Edward L. Zeman,
                                        Director

September 15, 1995                  By  /s/ L. Daniel Kuechenmeister
                                      __________________________________
                                      L. Daniel Kuechenmeister,
                                      Director

DOTRONIX, INC. AND SUBSIDIARY


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

             Independent auditors' report.....................  F-2
             Consolidated balance sheets......................  F-3
             Consolidated statements of operations............  F-5
             Consolidated statements of stockholder's equity..  F-6
             Consolidated statements of cash flows............  F-7
             Notes to consolidated financial statements.......  F-8

INDEPENDENT AUDITORS' REPORT


BOARD OF DIRECTORS AND STOCKHOLDERS
DOTRONIX, INC.
NEW BRIGHTON, MINNESOTA

We have audited the accompanying consolidated balance sheets of Dotronix, Inc. and subsidiary (the Company) as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dotronix, Inc. and subsidiary as of June 30, 1995 and 1994, and the results of their operations and cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.



/S/ Deloitte & Touche LLP

August 18, 1995
Minneapolis, Minnesota

CONSOLIDATED BALANCE SHEETS
DOTRONIX, INC. AND SUBSIDIARY


ASSETS

                                                                    June 30
                                                         -----------------------------
                                                            1995              1994
                                                         -----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents...........................   $ 2,028,371       $   578,592
  Accounts receivable, less allowance for doubtful
    accounts of $49,000 and $162,000, respectively....     2,377,797         2,288,382
  Inventories (Note A)................................     4,682,154         4,671,733
  Prepaid expenses....................................        87,775            71,939
                                                         -----------       -----------
       TOTAL CURRENT ASSETS...........................     9,176,097         7,610,646

PROPERTY, PLANT AND EQUIPMENT (Notes A, B, C and D)...     1,276,073         1,519,823

OTHER ASSETS:
  Excess of cost over fair value of net assets
    acquired, less amortization (Note A)..............       845,973           917,970
  Non-compete agreements, less amortization (Note A)..        12,500            27,500
  Other...............................................        67,226             3,155
                                                         -----------       -----------
                                                         $11,377,869       $10,079,094
                                                         ===========       ===========

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       June 30
                                                                            ------------------------------
                                                                                1995              1994
                                                                            ------------       -----------
CURRENT LIABILITIES:
  Revolving loan (Note C).................................................   $ 1,752,797       $   791,029
  Accounts payable........................................................       833,898         1,188,170
  Salaries, wages and payroll taxes.......................................       569,902           262,577
  Other accrued liabilities...............................................       112,231           173,106
  Current portion of long-term obligations (Notes C, D, E and I.).........                         419,801
                                                                             -----------       -----------
    TOTAL CURRENT LIABILITIES.............................................     3,268,828         2,834,683

LONG-TERM OBLIGATIONS (Notes C, D, E and I)...............................                         433,141

COMMITMENTS AND CONTINGENCIES (Notes E and I).............................

STOCKHOLDERS' EQUITY (Note F):
  Common stock, $.05 par value; 12,000,000 shares authorized,
   4,173,214 and 3,771,696 shares issued and outstanding,
   respectively...........................................................       208,661           188,585
  Additional paid-in capital..............................................    10,940,929        10,557,765
  Accumulated deficit.....................................................    (3,040,549)       (3,935,080)
                                                                             -----------       -----------
        TOTAL STOCKHOLDERS' EQUITY........................................     8,109,041         6,811,270
                                                                             -----------       -----------
                                                                             $11,377,869       $10,079,094
                                                                             ===========       ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
DOTRONIX, INC. AND SUBSIDIARY

                                                     Year ended June 30
                                         -----------------------------------------
                                            1995           1994           1993
                                         -----------    -----------    -----------
REVENUES (Note H).....................   $16,039,896    $14,612,867    $17,347,968

COSTS AND EXPENSES:
 Cost of sales........................    10,984,090     11,087,411     13,081,179
 Selling, general and administrative..     3,917,238      4,205,451      4,291,509
 Interest.............................       244,037        176,534        267,508
                                         -----------    -----------    -----------
                                          15,145,365     15,469,396     17,640,196
                                         -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAX.......       894,531       (856,529)      (292,228)

INCOME TAX  (Note G)..................                                      68,000
                                         -----------    -----------    -----------
NET INCOME (LOSS).....................   $   894,531    $  (856,529)   $  (360,228)
                                         ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE...............   $       .22    $      (.23)   $      (.10)
                                         ===========    ===========    ===========

AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING..........................     4,117,410      3,770,025      3,761,696
                                         ===========    ===========    ===========


See Notes to Consolidated Financial Statements.

                                      F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
DOTRONIX, INC. AND SUBSIDIARY


                      Common stock       Additional
                  --------------------     paid-in     Accumulated
                   Shares      Amount      capital       deficit       Total
                  ---------   --------   -----------   -----------   ----------
BALANCES AT
  JUNE 30, 1992   3,761,696   $188,085   $10,552,015   $(2,718,323)  $8,021,777

Net loss                                                  (360,228)    (360,228)
                  ---------   --------   -----------   -----------   ----------

BALANCES AT
  JUNE 30, 1993   3,761,696    188,085    10,552,015    (3,078,551)   7,661,549

Common stock
issued               10,000        500         5,750                      6,250

Net loss                                                  (856,529)    (856,529)
                  ---------   --------   -----------   -----------   ----------

BALANCES AT
  JUNE 30, 1994   3,771,696    188,585    10,557,765    (3,935,080)   6,811,270

Common stock
issued              401,518     20,076       383,164                    403,240

Net income                                                 894,531      894,531
                  ---------   --------   -----------   -----------   ----------

BALANCES AT
  JUNE 30, 1995   4,173,214   $208,661   $10,940,929   $(3,040,549)  $8,109,041
                  =========   ========   ===========   ===========   ==========

See Notes to Consolidated Financial Statements.

                                      F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS
DOTRONIX, INC. AND SUBSIDIARY

                                                                                       Year ended June 30,
                                                                      ------------------------------------------------------
                                                                          1995                 1994                 1993
                                                                      ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income (loss)...............................................   $    894,531         $   (856,529)        $   (360,228)
  Adjustments to reconcile net  income (loss) to net cash
    provided by (used in) operating activities:

     Depreciation and amortization.................................        375,683              541,055              700,585
     Provision for loss on note and accounts receivable                                         120,000               49,500
     Changes in assets and liabilities:
        Accounts receivable........................................        (89,415)            (545,914)           1,207,380
        Inventories................................................        (10,421)              34,907            1,777,946
        Prepaid expenses...........................................        (15,836)             (36,034)              14,653
        Other assets...............................................        (64,071)               6,366                  174
        Accounts payable and  accrued  liabilities.................       (415,147)             230,354             (849,852)
        Salaries, wages and payroll taxes payable..................        307,325              (83,425)             (84,862)
                                                                      ------------         ------------         ------------
        NET  CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES.....................................        982,649             (589,220)           2,455,296

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.......................        (45,435)             (97,600)            (144,240)
  Proceeds from disposal of equipment..............................            500               11,414
                                                                      ------------         ------------         ------------
        NET CASH USED IN
          INVESTING ACTIVITIES.....................................        (44,935)             (86,186)            (144,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock...........................        403,240                6,250
  Borrowings on revolving loan.....................................     17,216,445           14,573,646           17,081,230
  Repayments on revolving loan.....................................    (16,254,678)         (14,094,959)         (18,363,586)
  Payments on other long-term obligations..........................       (132,942)             (62,841)            (163,878)
  Payments on bank loans...........................................       (720,000)            (360,000)            (360,000)
                                                                      ------------         ------------         ------------
        NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES.....................................        512,065               62,096           (1,806,234)
                                                                      ------------         ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS........................................................      1,449,779             (613,310)             504,822

CASH AND CASH
EQUIVALENTS AT BEGINNING OF YEAR...................................        578,592            1,191,902              687,080
                                                                      ------------         ------------         ------------
CASH AND CASH
EQUIVALENTS AT END OF YEAR.........................................   $  2,028,371         $    578,592         $  1,191,902
                                                                      ============         ============         ============

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DOTRONIX, INC. AND SUBSIDIARY

YEARS ENDED JUNE 30, 1995, 1994 AND 1993

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS:

The Company designs, manufactures and markets monochrome and color cathode ray tube (CRT) displays and closed circuit television (CCTV) monitors for a broad range of applications. CRT displays are used to display alphanumeric information and graphics in market quotation systems, word processing systems, computer-aided design, manufacturing and engineering (CAD/CAM/CAE) systems, desktop publishing systems and other computer-based information systems. CCTV monitors are used to display video images generated by medical imaging systems, closed-circuit surveillance systems, studio monitor systems and other video-based systems.

RECOGNITION OF REVENUE:

The Company recognizes revenue upon shipment of products to the customer.

CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Video Monitors Incorporated (VMI) (VMI was merged into Dotronix Inc. effective July 1, 1993). All material intercompany transactions and balances have been eliminated.

INVENTORIES:

Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories include material, direct labor and overhead and consist of the following:

                                            June 30,
                                    ------------------------
                                       1995           1994
                                    ----------    ----------
Raw materials....................   $3,850,551    $3,659,875
Work-in-process..................      480,723       643,546
Finished goods...................      350,880       368,312
                                    ----------    ----------
                                    $4,682,154    $4,671,733
                                    ==========    ==========

PROPERTY, PLANT AND EQUIPMENT:

Depreciation is provided using the straight-line method over estimated useful lives of 25 years for buildings, five years for laboratory equipment, eight years for machinery, office furniture and fixtures and data processing equipment and three years for transportation equipment. Building improvements are depreciated over the remaining useful life of the building at the time of the improvement.

AMORTIZATION OF INTANGIBLE ASSETS:

Excess of cost over fair value of net assets acquired is being amortized using the straight-line method over a 20 year period. The Company evaluates impairment of this intangible asset, related to the acquisition of a subsidiary which was merged into Dotronix, Inc., by considering the future cash flows and profitability of the products and technologies acquired in this business combination. Non-compete agreements are being amortized using the straight-line method over their respective terms of three to ten years. Trademark, license and related technology was amortized over a four-year period. Accumulated amortization relating to excess of cost over fair value of net assets acquired was $594,000 and $522,000, and accumulated amortization of non-compete agreements was $573,000 and $558,000 at June 30, 1995 and 1994, respectively. Trademark, license and related technology was fully amortized at June 30, 1994.

NET INCOME (LOSS) PER SHARE:

Net income (loss) per share has been computed by dividing the net income (loss) by the weighted average number of common and common equivalent shares outstanding during each period. Outstanding stock options and warrants have not been considered in the calculations for 1994 and 1993 as they have an antidilutive effect. Net income (loss) per share assuming full dilution would be the same.

CASH EQUIVALENTS:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

B. PROPERTY, PLANT AND EQUIPMENT:

                                                     June 30,
                                            -------------------------
                                               1995           1994
                                            ----------     ----------
Cost:
  Land...................................   $  182,509     $  182,509
  Building and building improvements.....    1,344,005      1,341,465
  Machinery and laboratory equipment.....    3,333,863      3,303,290
  Office furniture and fixtures..........      629,920        623,991
  Data processing equipment..............      758,177        758,469
  Transportation equipment...............       38,060         38,060
                                            ----------     ----------
                                             6,286,534      6,247,784

Less accumulated depreciation
  and amortization.......................    5,010,461      4,727,961
                                            ----------     ----------
                                            $1,276,073     $1,519,823
                                            ==========     ==========

Included in the above is cost related to assets acquired under capitalized leases of $680,000 at June 30, 1995 and 1994, and accumulated amortization of $341,000 and $322,000, respectively.

C.  FINANCING ARRANGEMENTS:

On October 3, 1994 the Company entered into Amendment Number Three to the Revolving Working Capital Loan commitment which had been in effect since October 10, 1991. This amendment provided for the payoff of all of the Company's other existing debt and consolidated it into two demand loans totalling $657,000 and a revolving loan with a maximum availability of $4,000,000. The loans continue to bear interest at the base rate plus 3% (12% at June 30, 1995) and are secured by all assets of the Company. The monthly principal payment on the demand loans is $10,950. The amendment also provides for a total minimum monthly interest payment based on the higher of the average daily outstanding principal balance or $2,000,000. This agreement has an expiration date of October 11, 1997. Based on the value of pledged assets at June 30, 1995, the Company had available an additional amount of approximately $303,000.

The loan agreement contains covenants which, among other things, prohibit the payment of dividends. The Company was in compliance with the covenants on June 30, 1995.

If this agreement had been effective at June 30, 1994, current liabilities would have increased $433,141, there would have been no long term debt, and working capital would have been reduced to $4,342,822.

D.  LONG-TERM OBLIGATIONS:

All long-term debt was paid off as part of the loan refinancing discussed in Note C.

                                                                             June 30,
                                                                               1994
                                                                             --------
    Term loan, payable in monthly installments of $30,000 through
       October, 1994 with the remaining balance due at that time plus interest at the bank's base rate plus 4% (11.25% at June 30,
       1994)..............................................................   $720,000
    Capital lease obligations (Note I)....................................     97,014
    Other.................................................................     35,928
                                                                             --------
    Less current maturities...............................................    852,942
    Long-term portion.....................................................    419,801
                                                                             --------
                                                                             $433,141
                                                                             ========

The term loan was secured by certain assets of the Company.

E. COMMITMENTS AND CONTINGENCIES:

The Company has no capital leases liabilities at June 30, 1995. Warehouse facilities, office equipment and vehicles are leased under operating leases. Total operating lease rent expense for the Company for the years ended June 30, 1995, 1994, and 1993 was $150,000, $145,000 and $202,000, respectively. Minimum future obligations on these operating leases at June 30, 1995 are as follows:

         Year ending June 30:
             1996..........................................    $ 95,900
             1997..........................................      86,100
             1998..........................................      57,500
                                                               --------
                                                               $239,500
                                                               ========


F. STOCKHOLDERS' EQUITY:

The Company has an incentive stock option plan for key employees for the granting of options to purchase up to 250,000 shares of the Company's stock. At the annual meeting of stockholders to be held in November 1995, the stockholders will be asked to approve an increase in the number of shares available to 500,000. The grant of options issued in June 1995 is subject to the approval of this increase.

The Company also has a Nonemployee Director Stock Option Plan for the granting of options to purchase up to 100,000 shares of the Company's common stock. Each nonemployee director is automatically granted an option to purchase 2,500 shares of stock on the first business day following the Company's annual meeting after an initial grant of an option to purchase 5,000 shares following the 1991 annual meeting in November 1991. New directors will receive an initial grant of an option to purchase 5,000 shares of common stock following the first board meeting or shareholders meeting at which such director is elected

The following schedule summarizes activity in the plans for the years ended June 30, 1995, 1994 and 1993, respectively:

                                           Stock        Exercise
                                          Options         Price
                                          -------     -------------
            Outstanding June 30, 1992..   112,734     $1.19 - $2.34
            Granted....................    94,884     $ .78 - $1.56
            Cancelled..................   (12,037)    $1.19 - $2.13
                                          -------
            Outstanding June 30, 1993..   195,581     $ .78 - $2.34
            Granted....................    10,000     $1.25
            Cancelled..................    (9,694)    $ .78 - $2.13
                                          -------
            Outstanding June 30, 1994..   195,887     $ .78 - $2.34
            Granted....................   136,109     $1.06 - $2.54
            Cancelled..................   (22,948)    $ .78 - $2.13
            Exercised..................   (21,518)    $ .86 - $1.30
                                          -------
            Outstanding June 30, 1995..   287,530     $ .78 - $2.54
                                          =======

                                      F-11
                                    Page 23

Options become exercisable in varying amounts beginning six months to five years after the date of grant. Options to purchase 130,289 shares are exercisable at June 30, 1995.

During fiscal 1992, the Company sold an aggregate of 475,000 shares of Common Stock in a private placement for net proceeds of $564,139. In connection with the sale of stock, the Company issued warrants to purchase an additional 480,000 shares of stock. 300,000 of these warrants were exercised in November, 1994 at an exercise price of $1.00 per share. The remaining 180,000 warrants expired November 22, 1994.

The president of the Company also personally guaranteed up to $150,000 of the Company's October, 1991 bank loan. In consideration of this guarantee, the Company issued the president warrants to purchase an additional 50,000 shares of the Company's Common Stock. These warrants were exercised in June, 1995 at an exercise price of $1.00 per share.

In addition, the president of the Company privately purchased during fiscal 1992, 120,000 shares of the Company's Common Stock, together with warrants to purchase an additional 120,000 shares, for an aggregate cash consideration of $150,000. 30,000 of these warrants were exercised in October 1994 at an exercise price of $1.00 per share. On October 6, 1994, the expiration of warrants to purchase 140,000 shares was extended to December 31, 1997 in conjunction with renegotiation of the president's employment contract, of which 90,000 remain outstanding at June 30, 1995.

G. INCOME TAXES:

The Company accounts for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

A reconciliation of the Company's income tax provision to taxes that would be provided based on a statutory federal income tax rate of 34% to the Company's effective rate is as follows:

                                                     Year ended June 30
                                               ------------------------------
                                                 1995        1994       1993
                                               ---------  ---------  --------
Computed tax (benefit) provision at federal
  tax rate...................................  $ 304,000  $(290,000) $(99,000)

Change in valuation allowance................   (338,000)   264,000    75,000
State income tax expense.....................                          68,000
Permanent differences related to
  property and excess of cost over fair value
  of net assets acquired.....................     34,000     26,000    24,000
                                               ---------  ---------  --------
                                               $       0  $       0  $ 68,000
                                               =========  =========  ========

                                     F-12

Deferred income taxes are provided for the temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

                                                                  JUNE 30, 1995
                                                      -----------------------------------------
                                                       ASSETS       LIABILITIES       TOTAL
                                                      ---------     -----------    ------------
Tax depreciation greater than book depreciation.      $                $(33,690)      $ (33,690)
Net operating loss carryforward.................        312,882                         312,882
Accrual for obsolete inventory..................        298,492                         298,492
Inventory costs capitalized.....................        227,149                         227,149
Tax credit carryforward.........................         82,145                          82,145
Allowance for doubtful accounts.................         16,614                          16,614
Accrual for warranty reserve....................          7,380                           7,380
Prepaid insurance...............................                        (26,543)        (26,543)
Accrual for vacation............................         30,226                          30,226
Accrual for health insurance....................         23,767                          23,767
Other...........................................          9,549          (3,193)          6,356
Valuation allowance.............................       (944,778)                       (944,778)
                                                      ---------        ---------        --------
                                                      $  63,426        $(63,426)        $     0
                                                      =========        =========        ========

                                                                    JUNE 30, 1994
                                                      ------------------------------------------
                                                       ASSETS         LIABILITIES      TOTAL
                                                      -----------     -----------    -----------
Tax depreciation greater than book depreciation.      $                $(58,392)     $   (58,392)
Net operating loss carryforward.................          469,304                        469,304
Accrual for obsolete inventory..................          362,594                        362,594
Inventory costs capitalized.....................          305,217                        305,217
Tax credit carryforward.........................           82,146                         82,146
Allowance for doubtful accounts.................           55,231                         55,231
Accrual for warranty reserve....................           12,188                         12,188
Prepaid insurance...............................                        (23,312)         (23,312)
Accrual for vacation............................           30,671                         30,671
Accrual for health insurance....................                         (1,369)          (1,369)
Other...........................................            7,803        (4,121)           3,682
Valuation allowance.............................       (1,237,960)                    (1,237,960)
                                                      -----------      --------      -----------
                                                      $    87,194      $(87,194)     $         0
                                                      ===========      ========      ===========

At June 30, 1995, the Company has federal income tax net operating loss carryforwards of approximately $920,000 which will expire from 2006 through 2009 and has available for state income tax purposes net operating loss carryforwards ranging from $135,000 to $707,000 which will expire from fiscal 2004 through 2009. The Company also has general business tax credit carryforwards of approximately $82,000 which will expire from fiscal 2002 through 2006.

                                      F-13

H. SIGNIFICANT CUSTOMERS AND OTHER INFORMATION ON OPERATIONS:

Five separate customers have accounted for more than 10% of revenues during one or more of the last three fiscal years. Their respective percentages of revenue by fiscal year are as follows:

                1995   1994  1993
                ----   ----  ----
  Customer A    19%    16%
  Customer B    11%    14%   19%
  Customer C    14%
  Customer D                 17%
  Customer E                 11%

Revenues include interest income from investments of approximately $37,000, $16,000, and $25,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

Costs and expenses include research and development costs and advertising of approximately $284,000 and $106,000, $351,000 and $99,000, and $513,000 and
$72,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

I. RELATED-PARTY TRANSACTIONS:

The Company conducted a portion of its operations at a manufacturing facility owned by a company in which the president and major stockholder of Dotronix is also president and sole shareholder. That facility closed in February 1993. In addition, the Company is leasing warehouse facilities owned by companies which are owned by the president and major stockholder of Dotronix. During the years ended June 30, 1995, 1994 and 1993, Dotronix incurred approximately $86,000, $86,000 and $125,000, respectively, for rental of these manufacturing and warehousing facilities. Operating lease commitments as of June 30, 1995 (Note E) include $180,000 of obligations to the president and major stockholder of Dotronix.

The Company leased its Wisconsin offices and production facilities from a partnership comprised of certain former officers and shareholders of VMI. The terms of the capital lease called for monthly installments of $4,800 through May 31, 1996 at which time the Company would receive title to the building. In conjunction with the refinancing in October 1994, the Company paid off the lease balance and received title to the property.

J. RETIREMENT PLANS:

The Company has a 401(k) retirement plan for all Dotronix employees who elect to participate once certain eligibility requirements are met. Each eligible employee may elect to defer 1% to 15% of his or her compensation. The Company may contribute an amount on behalf of each participant equal to a percentage of each participant's compensation or an amount as determined each year by the Board of Directors. Contributions to the plan by the Company were approximately $25,000, $28,000 and $32,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

The Company has renegotiated and extended the employment agreement with its president and major shareholder which was to expire on December 31, 1994. The Amended and Restated Employment Agreement now expires June 30, 1998 and provides for a base compensation of $15,000 per month. In addition, subject to the Company's pretax earnings levels, a minimum bonus of $150,000 each fiscal year is to be paid in cash or, at the option of the president, up to 50% in the form of warrants to purchase common stock. The Company incurred and expensed, relative to the bonus provision, $150,000 for the year ended June 30, 1995 and $34,000 each for the years ended June 30, 1994 and 1993.

K. SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION:

Supplemental disclosures of cash flow activities are as follows:

                                              Year ended June 30,
                                     -----------------------------------
Cash paid  during the year for:        1995         1994          1993
                                     --------     --------      --------
  Interest.........................  $250,000     $196,000      $290,000
  Income taxes.....................     --        $ 45,000      $ 30,050

                                DOTRONIX, INC.

                                 EXHIBIT INDEX

                         ANNUAL REPORT ON FORM 10-KSB
                         FOR YEAR ENDED JUNE 30, 1995

       Exhibit                                                         Page
       Number                                                          in Form
       -------                                                         -------

        3.1 Articles of Incorporation, as amended to date of this report (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1988).

        3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1991).

        4.1       Specimen certificate representing the Company's
                  Common Stock (incorporated by reference to Exhibit 3(a) to Amendment No. 2 to the Company's Registration Statement on Form S-18, File No. 2-71333C)

        10.1      Amended and Restated Employment Agreement with            30
                  William S. Sadler dated January 1, 1995 (filed herewith).

        10.2 Lease for land and building located at 60 Cleveland Avenue S.E., New Brighton, Minnesota (incorporated by reference to exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended
                  June 30, 1988).

        10.3 Amendment of lease for land and building located at 50 Cleveland Ave S.E., New Brighton, Minnesota (incorporated by reference to exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1993).

        10.4 Dotronix, Inc. 1989 Stock Option and Restricted Stock Plan (incorporated by reference to exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended June 30, 1990).

       Exhibit                                                         Page
       Number                                                          in Form
       -------                                                         -------

        10.5 Form of Revolving Working Capital Loan Agreements (incorporated by reference to exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 1991). Amendment of Revolving Working Capital Loan Agreements (incorporated by reference to exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1993).

        10.6      Amendment No. 2 to Revolving Working Capital Loan         35
                  Agreement (filed herewith). Amendment No. 3 to
                  Revolving Working Capital Loan Agreement
                  (filed herewith).

        10.7 Dotronix, Inc. Nonemployee Director Stock Option Plan (incorporated by reference to exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

        23        Independent Auditors' Consent (filed herewith).           46

        27        Financial Data Schedule (filed Herewith).                 47