Form 10QSB
period 1995-09-30
DOTRONIX INC
filed 1995-10-31
CIK 351809

                                                                  CONFORMED COPY

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                  Quarterly  Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

     For the Quarter Ended September 30, 1995  Commission File No. 0-9996
                           ------------------                     -------

                                 DOTRONIX, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

               Minnesota                               41-1387074
    -------------------------------                -------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

          160 First Street S.E.
         New Brighton, Minnesota                            55112
 ----------------------------------------                ----------
 (Address of principal executive offices)                (Zip Code)

                                (612) 633-1742
             ----------------------------------------------------
             (Registrants' telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                           YES   X               NO
                              -------              -------

    Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date.


        Class                               Outstanding at October 13, 1995
-----------------------                     -------------------------------
Common stock, par value
    $.05 per share                                       4,176,885

                                 DOTRONIX, INC.
                                 --------------
                                     INDEX
                                     -----

Part I - Financial Information                                  Page(s)
------------------------------                                  -------

     Item 1. Financial Statements (Unaudited)

          Balance Sheets                                            1

          Statements of Operations                                  2

          Statements of Cash Flows                                  3

          Notes to Financial Statements                             4


     Item 2. Managements' Discussion and Analysis
               of Financial Condition and Results
               of Operations.                                      5-6



Part II - Other Information
---------------------------

     Item 6. Exhibits and Reports on Form 8-K                       7

                        PART I.    FINANCIAL INFORMATION
                        --------------------------------
ITEM 1.   FINANCIAL STATEMENTS
------------------------------
                                 DOTRONIX, INC.
                                 --------------
                                 BALANCE SHEETS
                                 --------------

ASSETS                                               September 30,        June 30,
------                                                   1995              1995
                                                     -------------      ------------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                           $  1,889,202      $  2,028,371
  Accounts receivable, less allowance
     for doubtful accounts of $77,353
     and $48,864, respectively                           2,948,627         2,377,797
  Inventories:
     Raw materials                                       3,225,759         3,850,551
     Work-in-process                                       743,322           480,723
     Finished goods                                        358,354           350,880
                                                      ------------      ------------
       Total inventories                                 4,327,435         4,682,154
  Prepaid expenses                                          91,650            87,775
                                                      ------------      ------------
          Total current  assets                          9,256,914         9,176,097

PROPERTY, PLANT & EQUIPMENT, at cost net of
     accumulated depreciation of $5,088,915 and
     $5,010,461, respectively                            1,200,594         1,276,073

OTHER ASSETS:
  Excess of cost over fair value of net assets
     acquired, less amortization                           827,973           845,973
  Non-compete agreements, less amortization                  8,750            12,500
  Other                                                     62,539            67,226
                                                      ------------      ------------
            TOTAL  ASSETS                             $ 11,356,770      $ 11,377,869
                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Revolving loan                                      $  1,778,638      $  1,752,797
  Accounts payable                                         863,776           833,898
  Salaries, wages and payroll taxes                        326,043           569,902
  Other accrued liabilities                                123,552           112,231
                                                      ------------      ------------
     Total current liabilities                           3,092,009         2,834,683


STOCKHOLDERS' EQUITY:
  Common stock, $.05 par value                             208,845           208,661
  Additional paid-in capital                            10,943,861        10,940,929
  Accumulated deficit                                   (2,887,945)       (3,040,549)
                                                      ------------      ------------
          Total stockholders' equity                     8,264,761         8,109,041
                                                      ------------      ------------
            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                      $ 11,356,770      $ 11,377,869
                                                      ============      ============



The balance sheet at June 30, 1995 has been taken from the audited financial statements at that date.

                       See notes to financial statements.

                                 DOTRONIX, INC.
                                 --------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                  (Unaudited)

                                            Three months ended
                                              September 30,
                                          -----------------------
                                             1995         1994
                                          ----------   ----------

REVENUES:                                 $4,040,378   $4,538,109

OPERATING EXPENSES:
  Cost of Sales                            2,826,636    3,260,562
  Selling, general and administrative        994,366    1,004,240
  Interest                                    66,772       55,228
                                          ----------   ----------
     Total operating expenses              3,887,774    4,320,030
                                          ----------   ----------
Net income                                $  152,604   $  218,079
                                          ==========   ==========


Net income per common and common
  equivalent share                        $      .04   $      .06
                                          ----------   ----------


Average number of common and common
  equivalent shares outstanding            4,280,202    3,844,838
                                          ----------   ----------


                       See notes to financial statements.

                                 DOTRONIX, INC.
                                 --------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (Unaudited)

                                                                            Three months ended
                                                                               September 30,
                                                                        -----------------------------
                                                                           1995              1994
                                                                        ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                             $   152,604      $   218,079
  Adjustments to reconcile net income to
     cash provided by operating
     activities:
       Depreciation and amortization                                         100,204          112,890
       Provision for loss on accounts
          receivable                                                          30,000           30,000


  Changes in assets and liabilities:
       Accounts receivable                                                  (600,830)        (363,645)
       Inventories                                                           354,718          261,528
       Prepaid expenses                                                       (3,875)         (22,392)
       Other assets                                                            4,687          (28,936)
       Accounts payable and accrued liabilities                             (202,660)         131,469
                                                                         -----------      -----------

          Net cash (used in) provided by
          operating activities                                              (165,152)         338,993

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                                  (2,975)         (12,874)
                                                                         -----------      -----------

          Net cash used in investing activities                               (2,975)         (12,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock                                                  3,117               --
  Borrowings on revolving loan                                             3,557,893        4,300,000
  Repayments on revolving loan                                            (3,532,052)      (4,198,505)
  Payments on other long-term obligations                                         --          (97,014)
  Payments on bank loans                                                          --          (95,928)
                                                                         -----------      -----------

          Net cash provided by (used in) financing activities                 28,958          (91,447)
                                                                         -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (139,169)         234,672

CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF THE QUARTER                                                           2,028,371          578,592
                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS AT THE END
  OF THE QUARTER                                                         $ 1,889,202      $   813,264
                                                                         ===========      ===========



                       See notes to financial statements.

                                 DOTRONIX, INC.
                                 --------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                  (Unaudited)
                                  -----------
A.  Basis of Presentation

    The balance sheet as of September 30, 1995, the statements of operations and cash flows for the three month periods ended September 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and for the periods ended September 30, 1995 and 1994 presented herein have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
---------------------

Revenue for the three months ended September 30, 1995 decreased 11% from the corresponding period of 1994 and increased 2% from the quarter ended June 30, 1995. The decrease is due to a decrease in the number of units shipped in both the medical product and multi-media product lines. Shipments of these products are expected to continue at these levels through the second quarter.

Gross margin percentage for the quarter was 30.0% compared to 28.2% for the quarter ended September 30, 1994, and 31.5% for the year ended June 30, 1995. The increase in gross margin from the comparable quarter of fiscal year 1994 was due primarily to product mix with a higher percentage of medical and a lower percentage of multimedia units shipped relative to the prior year and lower levels of repair work. The decrease from the year ended June 30, 1995 was due to the reverse, with reduced quantities of medical products shipped as referred to above.

Selling, general and administrative expense decreased $9,874, or 1%, from the comparable prior year period.

Interest expense increased $11,544 from the comparable prior year period due mainly to increased borrowing levels to maintain the $2,000,000 minimum debt requirement as explained under Liquidity and Capital Resources below. This is offset by an increase in cash and cash equivalents.

There is no income tax charge because the Company has available the tax benefit of operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On October 3, 1994, the Company entered into Amendment Number 3 to the Revolving Working Capital Loan commitment which has been in effect since October 10, 1991. This amendment provided for the payoff of all of the Company's other existing debt and consolidated it into two demand loans totaling $657,000 and a revolving loan with a maximum availability of $4,000,000. The loans continue to bear interest at 3% over the base rate (11.75% at September 30, 1995) and are secured by all assets of the Company. The monthly principal payment on the demand loans is $10,950. The amendment also provided for a total minimum monthly interest payment based on the higher of the average daily outstanding principal balance or $2,000,000. The agreement now has an expiration date of October 11, 1997.

The Company believes future amounts available to it under this agreement should be adequate to meet both short and long term capital needs.

During the three months ended September 30, 1995 operations used cash of $165,000, primarily due to an increase in accounts receivable from higher than average September shipments. Net borrowings on the revolving loan amounted to $25,000. The overall result was to decrease cash by $139,000.

At September 30, 1995, working capital amounted to $6,164,905.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits
             Exhibit 27...... Financial Data Schedule

      (b) Reports on Form 8-K
             No reports on Form 8-K were issued during the quarter.



                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 1995                           DOTRONIX, INC.


                                             /s/ William S. Sadler
                                         By  _______________________
                                             William S. Sadler,
                                             President and Treasurer
                                             (Principal Executive
                                             Officer)


                                             /s/ Warren M. White
                                         By  _______________________
                                             Warren M. White, Vice
                                             President Finance
                                             (Principal Financial and
                                             Accounting Officer)