Form 10QSB
period 1995-12-31
DOTRONIX INC
filed 1996-02-07
CIK 351809

                                                                CONFORMED COPY

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                 Quarterly  Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

      For the Quarter Ended December 31, 1995  Commission File No. 0-9996
                            -----------------                      ------

                                DOTRONIX, INC.
                                --------------
            (Exact name of registrant as specified in its charter)


                 Minnesota                             41-1387074
       -------------------------------         ------------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)


               160 First Street S.E.
               New  Brighton, Minnesota                     55112
       ----------------------------------------       -----------------
       (Address of principal executive offices)           (Zip Code)


                                (612) 633-1742
             ---------------------------------------------------
             (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                           YES   X         NO
                               -----          -----


          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                Class                      Outstanding at January 15, 1996
       -----------------------             -------------------------------
       Common stock, par value
           $ .05 per share                             4,179,027

                                DOTRONIX, INC.
                                ---------------
                                     INDEX
                                     -----


Part I - Financial Information                          Page(s)
------------------------------                          -------

  Item 1. Financial Statements (Unaudited)

          Balance Sheets                                  1

          Statements of Operations                        2

          Statements of Cash Flows                        3

          Notes to Financial Statements                   4


  Item 2. Managements' Discussion and Analysis
           of Financial Condition and Results
           of Operations.                                 5


Part II - Other Information
---------------------------

  Item 4. Submission of Matters to a Vote of
           Securities Holders                             6

  Item 6.(b) Reports on Form 8-K                          6

                       PART I.    FINANCIAL INFORMATION
                       --------------------------------

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                                DOTRONIX, INC.
                                --------------
                                BALANCE SHEETS
                                --------------


                                                    December 31,     June 30,
ASSETS                                                  1995           1995
------                                              ------------   ------------
                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                         $ 2,819,978    $ 2,028,371
  Accounts receivable, less allowance
   for doubtful accounts of $77,144
   and $48,865, respectively                          2,025,105      2,377,797
  Inventories:
    Raw materials                                     3,163,701      3,850,551
    Work-in-process                                     541,161        480,723
    Finished goods                                      440,630        350,880
                                                    ------------   ------------
      Total inventories                               4,145,492      4,682,154
  Prepaid expenses                                       80,758         87,775
                                                    ------------   ------------
        Total current assets                          9,071,333      9,176,097

PROPERTY, PLANT & EQUIPMENT, at cost net of
 accumulated depreciation of $5,167,369 and
 $5,010,461, respectively                             1,157,415      1,276,073

OTHER ASSETS:
  Excess of cost over fair value of net assets
   acquired, less amortization                          809,973        845,973
  Non-compete agreements, less amortization               5,000         12,500
  Other                                                  53,161         67,226
                                                    ------------   ------------
          TOTAL ASSETS                              $11,096,882    $11,377,869
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Revolving loan                                    $ 1,987,509    $ 1,752,797
  Accounts payable                                      355,041        833,898
  Salaries, wages and payroll taxes                     270,902        569,902
  Other accrued liabilities                             141,118        112,231
                                                    ------------   ------------
        Total current liabilities                     2,754,570      3,268,828


STOCKHOLDERS' EQUITY:
  Common stock, $.05 par value                          208,951        208,661
  Additional paid-in capital                         10,946,006     10,940,929
  Accumulated deficit                                (2,812,645)    (3,040,549)
                                                    ------------   ------------
        Total stockholders' equity                    8,342,312      8,109,041
                                                    ------------   ------------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                      $11,096,882    $11,377,869
                                                    ============   ============

The balance sheet at June 30, 1995 has been taken from the audited financial statements at that date.

                      See notes to financial statements.
                                      1.

                                 DOTRONIX,INC.
                           STATEMENTS OF OPERATIONS

                                   Three months ended        Six months ended
                                       December 31,             December 31,
                              --------------------------  -------------------------
                                  1995           1994         1995          1994
                               ----------    -----------   ----------    ----------
REVENUES:(Note B)              $3,077,795     $4,012,072   $7,118,173    $8,550,181

OPERATING EXPENSES:
  Cost of Sales                 1,951,445      2,729,518    4,778,081     5,990,080
  Selling, general
   and administrative             988,828        957,719    1,983,194     1,961,959
 Interest                          62,222         61,588      128,994       116,816
                               ----------     ----------   ----------    ----------

    Total operating expenses    3,002,495      3,748,825    6,890,269     8,068,855
                               ----------     ----------   ----------    ----------

Net income                     $   75,300     $  263,247   $  227,904    $  481,326
                               ==========     ==========   ==========    ==========


Net income per
 common and common
 equivalent share              $      .02     $      .07   $      .05    $      .12
                               ----------     ----------   ----------    ----------

Average number of common
 and common equivalent
 shares outstanding             4,308,965      4,032,999    4,294,584     3,917,401
                               ----------     ----------   ----------    ----------

                       See notes to financial statements.

                                DOTRONIX, INC.
                                --------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                                                     Six months ended
                                                                       December 31,
                                                             -------------------------------
                                                                  1995             1994
                                                             --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                  $   227,904      $   481,326
  Adjustments to reconcile net income (loss) to
   cash provided by operating
   activities:
    Depreciation and amortization                                 200,400          199,795
    Provision for loss on accounts receivable                      30,000           60,000

  Changes in assets and liabilities:
    Accounts receivable                                           322,692          542,723
    Inventories                                                   536,662          454,872
    Prepaid expenses                                                7,017            7,081
    Other assets                                                   14,065          (57,857)
    Accounts payable and accrued liabilities                     (748,970)        (418,375)
                                                              ------------     ------------

      Net cash provided by operating activities                   589,770        1,269,565

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                      (38,243)         (10,134)
                                                              ------------     ------------
    Net  cash used in investing activities                        (38,243)         (10,134)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of stock                                       5,368          330,000
  Borrowings on revolving and demand loans                      7,689,538        9,190,769
  Repayments on revolving and demand loans                     (7,454,826)      (8,278,032)
  Payments on other long-term obligations                                         (132,942)
  Payments on bank loans                                                          (720,000)
                                                              ------------     ------------

    Net  cash provided by financing activities                    240,080          389,795
                                                              ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              791,607        1,649,226

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD            2,028,371          578,592
                                                              ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 2,819,978      $ 2,227,818
                                                              ============     ============

                      See notes to financial statements.
                                      3.

                                DOTRONIX, INC.
                                --------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                  (Unaudited)
                                  -----------


A.   Basis of Presentation

     The balance sheet as of December 31, 1995, the statements of operations for the three and six month periods ended December 31, 1995 and 1994 and the statements of cash flows for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995 and for the periods ended December 31, 1995 and 1994 presented herein have been made.

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


B.   Revenues

     Revenues for the quarter ended December 31, 1995 include $350,000 for a price adjustment on the FAA upgrade project due to delays and pushouts of delivery dates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



RESULTS OF OPERATIONS
---------------------

Revenue decreased 23% and 17%, respectively, for the quarter and six months ended December 31, 1995 compared to the prior year. Revenues were down for the periods due to a larger than expected seasonal slowdown in the retail multimedia markets and fewer units shipped for the FAA upgrade program due to project delays, offset by a $350,000 price adjustment due to those delays over the past twelve months. The Company has recently received a new order of $2,200,000 for the FAA upgrade which is expected to ship over the next six months.

Gross margin percentage for the quarter was 37% compared to 32% for the quarter ended December 31, 1994. Gross margin for the six month period was 33% compared to 30% in the prior year period.The increases are due primarily to the recording of the price adjustment related to the FAA upgrade project referred to above.

Selling, general and administrative expenses increased $31,109, or 3% for the quarter and $21,235 or 1% for the six months ended December 31, 1995, from the comparable prior year periods. Both the quarter and year to date increases are primarily due to the addition of two salespeople and increased spending for selling related travel and advertising expenses.

Interest expense increased $634 and $12,178 for the three and six month periods, respectively, compared to the prior year periods due mainly to increases in rates.

There is no income tax charge because the Company has available the tax benefit of operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the six months ended December 31, 1995 operations provided cash of $590,000, primarily from net income and reductions in accounts receivable and inventories offset by a decrease in accounts payable and accrued expenses. The Company received $5,000 from the issuance of shares of common stock upon exercise of options. Net borrowings on debt amounted to $230,000 and purchases of property, plant and equipment used $38,000. The overall result was to increase cash by $792,000.

At December 31, 1995 working capital amounted to $6,316,000

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 4. Submission of Matters to a Vote of Securities Holders

        At the annual meeting of shareholders of the Company held on November 8, 1995:

        a) The following were elected directors:
                                           Votes for        Withheld
                                           ---------        --------
           William S. Sadler               3,599,559         27,100
           Ray L. Bergeson                 3,599.859         26,800
           Robert J. Snow                  3,599,859         26,800
           Edward L. Zeman                 3,599,559         27,100
           L. Daniel Kuechenmeister        3,599,859         26,800

        b) An amendment to the Company's 1989 Stock Option and Restricted Stock Plan to increase available shares from 250,000 to 500,000 was adopted with 1,994,095 votes cast for the amendment, 446,161 against, and 59,965 abstaining.

        c) An amendment to the Company's Nonemployee Director Stock Option Plan to provide an annual grant of 500 shares to each nonemployee director and to extend the term of the plan to coincide with the Company's 1989 Stock Option and Restricted Stock Plan was adopted with 3,228,893 votes cast for, 549,378 against, and 64,665 abstaining.


Item 6. Exhibits and reports on Form 8-K

        (a) Exhibits
              Exhibit 27......Financial Data Schedule


        (b) No reports on Form 8-K were issued during the quarter.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 1996                 DOTRONIX, INC.


                                   By  /s/ William S. Sadler
                                       --------------------------------
                                       William S. Sadler,
                                       President and Treasurer
                                       (Principal Executive
                                       Officer)


                                   By  /s/ David R. Beel
                                       --------------------------------
                                       David R. Beel,
                                       Chief Financial Officer