Form 10QSB
period 1996-03-31
DOTRONIX INC
filed 1996-05-02
CIK 351809

                                                                 CONFORMED COPY
                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For the Quarter Ended March 31, 1996  Commission File No. 0-9996
                             --------------                     -------

                                DOTRONIX, INC.
                                --------------
            (Exact name of registrant as specified in its charter)

             Minnesota                                 41-1387074
    -------------------------------                -------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

          160 First Street S.E.
         New Brighton, Minnesota                          55112
- ----------------------------------------                ----------
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

                              YES  X      NO
                                 -----      -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Class                       Outstanding at April 30, 1996
       -------------------------         -------------------------------------
        Common stock, par value                        4,191,059
            $.05 per share

                                DOTRONIX, INC.
                                --------------
                                     INDEX
                                     -----

Part I - Financial Information                                          Page(s)
- ------------------------------                                          -------

     Item 1. Financial Statements (Unaudited)

             Balance Sheets                                                 1

             Statements of Operations                                       2

             Statements of Cash Flows                                       3

             Notes to Financial Statements                                  4


     Item 2. Managements' Discussion and Analysis
              of Financial Condition and Results
              of Operations.                                                5


Part II - Other Information
- ---------------------------


     Item 6. Exhibits and Reports on Form 8-K                               6

                        PART 1.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

                                DOTRONIX, INC.
                                --------------
                                BALANCE SHEETS
                                --------------

ASSETS                                              March 31,       June 30,
- ------                                                1996            1995
                                                    -----------     -----------
                                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                         $ 2,346,829     $ 2,028,371
  Accounts receivable, less allowance
    for doubtful accounts of $102,642
    and $48,865, respectively                         2,698,518       2,377,797
  Inventories:
    Raw materials                                     3,277,841       3,850,551
    Work-in-process                                     800,136         480,723
    Finished goods                                      270,881         350,880
                                                    -----------     -----------
       Total inventories                              4,348,858       4,682,154
  Prepaid expenses                                       90,134          87,775
                                                    -----------     -----------
         Total current assets                         9,484,339       9,176,097

PROPERTY, PLANT & EQUIPMENT, at cost net of
    accumulated depreciation of $5,216,255
    and $5,010,461, respectively                      1,125,929       1,276,073

OTHER ASSETS:
  Excess of cost over fair value of net assets
    acquired, less amortization                         791,974         845,973
  Non-compete agreements, less amortization               1,250          12,500
  Other                                                  43,784          67,226
                                                    -----------     -----------
             TOTAL ASSETS                           $11,447,276     $11,377,869
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
   Revolving loan                                   $ 1,514,458     $ 1,752,797
   Accounts payable                                   1,013,394         833,898
   Salaries, wages and payroll taxes                    323,143         569,902
   Other accrued liabilities                            134,283         112,231
                                                    -----------     -----------
    Total current liabilities                         2,985,279       3,268,828

STOCKHOLDERS' EQUITY:
   Common stock, $.05 par value                         209,289         208,661
   Additional paid-in capital                        10,952,761      10,940,929
   Accumulated deficit                             (  2,700,053)    ( 3,040,549)
                                                   ------------     -----------
        Total stockholders' equity                    8,461,997       8,109,041
                                                   ------------     -----------

          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                      $11,447,276     $11,377,869
                                                    ===========     ===========

The balance sheet at June 30, 1995 has been taken from the audited financial statements at that date.

                      See notes to financial statements.

                                DOTRONIX, INC.
                                --------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (Unaudited)


                                                           Three months ended                  Nine months ended
                                                                  March 31,                         March 31,
                                                       ------------------------------        -------------------------
                                                          1996                1995              1996          1995
                                                       ---------           ----------        -----------   -----------
REVENUES:                                             $3,135,751           $3,510,690        $10,253,924   $12,060,871

OPERATING EXPENSES:
 Cost of Sales                                         2,041,945            2,378,443          6,820,026     8,368,523
 Selling, general and administrative                     923,932              958,679          2,907,126     2,920,638
 Interest                                                 57,283               62,356            186,277       179,172
                                                       ---------            ---------          ---------    ----------
  Total operating expenses                             3,023,160            3,399,478          9,913,429    11,468,333
                                                       ---------            ---------          ---------    ----------
Net income                                            $  112,591           $  111,212        $   340,495    $  592,538
                                                      ==========           ==========        ===========    ==========

Net income per
     common and common
     equivalent share                                 $  .03               $   .03           $   .08        $   .15
                                                      ----------           ----------        -----------    ----------
Average number of common
     and common equivalent
     shares outstanding                                4,289,087            4,191,823          4,292,751     4,047,845
                                                      ----------           ----------        -----------    ----------

                       See notes to financial statements

                                DOTRONIX, INC.
                                --------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (Unaudited)


                                                                     Nine months ended
                                                                        March 31,
                                                                --------------------------
                                                                   1996           1995
                                                                -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                    $   340,495   $    592,538
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization                                 271,043        299,843
      Provision for loss on accounts receivable                      60,000         90,000

  Changes in assets and liabilities:
      Accounts receivable                                          (380,721)        67,188
      Inventories                                                   333,296       (209,339)
      Prepaid expenses                                               (2,359)       (14,610)
      Other assets                                                   23,442        (72,672)
      Accounts payable and accrued liabilities                      (45,209)       193,175
                                                                -----------   ------------

        Net cash provided by operating activities                   599,987        946,123

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                        (55,650)       (71,391)
                                                                -----------   ------------

        Net cash used in investing activities                       (55,650)       (71,391)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of stock                                        12,460        330,000
  Borrowings on revolving and demand loans                        9,758,474     13,352,510
  Repayments on revolving and demand loans                       (9,996,813)   (12,278,339)
  Payments on other long-term obligations                                         (132,942)
  Payments on bank loans                                                          (720,000)
                                                                -----------   ------------

        Net cash (used in) provided by financing activities        (225,879)       551,229
                                                                -----------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           318,458      1,432,937

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD              2,028,371        578,592
                                                                -----------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 2,346,829   $  2,011,529
                                                                ===========   ============

                      See notes to financial statements.

                                DOTRONIX, INC.
                                --------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                  (Unaudited)
                                  -----------



A.   Basis of Presentation


     The balance sheet as of March 31, 1996, the statements of operations for the three and nine month periods ended March 31, 1996 and 1995 and the statements of cash flows for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for the periods ended March 31, 1996 and 1995 presented herein have been made.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------


RESULTS OF OPERATIONS
- ---------------------

Revenue decreased 11% and 15%, respectively, for the quarter and nine months ended March 31, 1996 compared to the prior year. Revenues were down for the quarter primarily due to fewer units shipped for the FAA upgrade program. This also affected the nine month period along with a larger than expected seasonal slowdown in the retail multimedia markets, offset by a $350,000 price adjustment due to a delay in the FAA program over the past twelve months.

Gross margin percentage for the quarter was 35% compared to 32% for the quarter ended March 31, 1995. Gross margin for the nine month period was 33% compared to 30% in the prior year period.The increase for the year to date period is due primarily to the recording of the price adjustment related to the FAA upgrade project referred to above and an increase in the rate at which overhead is capitalized to inventory, partially offset by the effect of lower volumes. The increase for the quarter is due to the overhead adjustment referred to above and to favorable product mix with a higher volume of higher margin products, also offset by lower overall volume.

Selling, general and administrative expenses decreased $34,747, or 4% for the quarter and $13,512 or 1% for the nine months ended March 31, 1996, from the comparable prior year periods. The decreases for the quarter and nine month periods are primarily due to a decrease in bonus accruals.

Interest expense decreased $5,073 and increased $7,105 for the three and nine month periods, respectively, compared to the prior year periods. The decrease for the quarter is due to lower levels of borrowing on the revolving loan. For the nine month period the increase is due primarily to higher interest rates.

There is no income tax charge because the Company has available the tax benefit of operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the nine months ended March 31, 1996 operations provided cash of $600,000, primarily from net income, depreciation, and reductions in inventories partially offset by an increase in accounts receivable. The Company received $12,000 from the issuance of shares of common stock upon exercise of options. Net payments on debt amounted to $238,000 and purchases of property, plant and equipment used $56,000. The overall result was to increase cash by $318,000.

At March 31, 1996 working capital amounted to $6,499,000.

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

Date: May 1, 1996                   DOTRONIX, INC.


                                    By  /s/ William S. Sadler
                                        ------------------------
                                        William S. Sadler,
                                        President and Treasurer
                                        (Principal Executive
                                        Officer)


                                    By  /s/ David R. Beel
                                        ------------------------
                                        David R. Beel,
                                        Chief Financial Officer