Form 10KSB
period 1996-06-30
DOTRONIX INC
filed 1996-09-26
CIK 351809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR                                     COMMISSION
          ENDED JUNE 30, 1996                                   FILE NO. 0-9996

                                DOTRONIX, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               MINNESOTA                                          41-1387074
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


          160 FIRST STREET S. E.
         NEW BRIGHTON, MINNESOTA                                  55112-7894
- ----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:   (612) 633-1742

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

       X
Yes _______.    No  _______.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $14,576,259

The aggregate market value of voting stock held by nonaffiliates of the registrant as of September 6, 1996 was approximately $5,086,172 (based on the last sale price of such stock as reported by NASDAQ Stock Market).

The number of shares outstanding of the registrant's common stock, as of September 6, 1996 was 4,220,135 shares.

A portion of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated into Part III as set forth therein.

                                    Part I

Item 1. BUSINESS
- ----------------

General
- -------

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


Products
- --------

The Company primarily designs, manufactures and markets products for the medical diagnostic, transportation, and the multimedia presentation and display markets.

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


Marketing
- ---------

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

The Company's present customer base consists of approximately 200 OEMs and system integrators located predominantly in the United States, with 4% of the Company's revenues during the year ended June 30, 1996 consisting of sales to customers in Europe, Canada and the Far East. Sales to the Company's five largest customers accounted for 55% of its revenues during the year ended June 30, 1996. Three separate customers have accounted for 10% or more of revenues during one or more of the last three fiscal years. Their respective percentages of revenue by fiscal year are as follows:

                                    1996       1995       1994
                                    ----       ----       ----
                  Customer A         23%        19%        16%
                  Customer B         10%        11%        14%
                  Customer C         10%        14%

In order to meet the diverse requirements of OEMs, the Company markets its products directly to such manufacturers through its own technically trained sales employees. The Company employs salespersons in St. Paul, Minnesota, Eau Claire, Wisconsin, Los Angeles, California, Eatontown, New Jersey, and Atlanta, Georgia. The Company's CRT displays and CCTV monitors are priced in the range from $100 to $10,000; depending on size and other specifications, degree of adaptation required and quantity.


Competition
- -----------

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

The Company also faces potential competition from other, non-CRT based information display technologies, such as liquid crystal displays and other flat-panel displays. The Company believes, however, that such alternative technologies have not yet proven economical and effective in most applications in which the Company's products are used. The development of an economical and effective flat-panel display could have an adverse effect on the Company's business; therefore, the Company is following developments closely and evaluating the potential use of this technology in its product lines.


Manufacturing and Suppliers
- ---------------------------

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


Governmental Regulations
- ------------------------

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


Personnel
- ---------

At June 30, 1996 the Company had 159 full-time employees. The Company believes that its relationship with its employees is satisfactory. None of the Company's employees are covered by collective bargaining agreements.


Sales Backlog; Research and Development
- ---------------------------------------

The Company's sales backlog expected to be shipped by the end of the next fiscal year was approximately $8 million at June 30, 1996 and 1995. The Company believes that the dollar amount of backlog at a given date is not necessarily indicative of sales for any succeeding period. For example, certain regular customers of the Company place frequent orders on a short term basis only.

Research and development costs totaled approximately $297,000 for fiscal 1996, $284,000 for fiscal 1995 and $351,000 for fiscal 1994.


Item 2. PROPERTIES
- ------------------

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

Dotronix' office and manufacturing facility in Eau Claire, Wisconsin is located in an approximately 33,600 square foot building owned by the Company. Dotronix, Inc. is also leasing 6,000 square feet of storage space on a month to month basis, from an unaffiliated party, for $780 per month.


Item 3. LEGAL PROCEEDINGS
- -------------------------

None


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------

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

         Fiscal Year Ended June 30, 1995:         HIGH        LOW
                       First Quarter..............1 1/4        1
                       Second Quarter.............1 3/4        1 1/16
                       Third Quarter..............3            1 1/8
                       Fourth Quarter.............2 15/16      1 3/4


         Fiscal Year Ended June 30, 1996:         HIGH        LOW
                       First Quarter..............2 13/16      2 1/8
                       Second Quarter.............2 11/16      1 5/8
                       Third Quarter..............2 1/16       1 1/2
                       Fourth Quarter.............1 7/8        1 1/4


At June 30, 1996 there were 402 record holders of the Company's Common Stock. The Company has not paid dividends on its Common Stock and does not expect to pay cash dividends for the foreseeable future. As of June 30, 1996, the Company's borrowing arrangement prohibited the payment of cash dividends. The Company's current policy is to retain any earnings to finance operations.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

The Company's revenues decreased $1,463,637 (9%) during the fiscal year ended June 30, 1996 and increased $1,427,029 (10%) during the fiscal year ended June 30, 1995 from the respective preceding fiscal years. The decrease for fiscal 1996 was mainly due to decreased multimedia units shipped caused by financial difficulties at a major end user. The increase for fiscal 1995 was due to the very favorable acceptance of large screen color displays for the multi-media market.

Three separate customers have accounted for 10% or more of revenues during one or more of the last three fiscal years. Their respective percentages of revenue by fiscal year are as follows:


                             1996       1995      1994
                             ----       ----      ----
        Customer A            23%        19%       16%
        Customer B            10%        11%       14%
        Customer C            10%        14%



The Company's gross margin percentage was 35% in fiscal 1996, 32% in fiscal 1995 and 24% in fiscal 1994. The increase in fiscal 1996 was due primarily to favorable product mix and the recording of a $350,000 price adjustment on the FAA upgrade program. The increase in fiscal 1995 was due primarily to favorable product mix, the growth in sales of multimedia products, and product and overhead cost containment efforts put in place during fiscal 1994.

Selling, general, and administrative expenses increased 4% and decreased 7% in fiscal 1996 and 1995, from their respective preceding years. The increase in fiscal 1996 was due to the addition of two salespeople and increased advertising expenditures. The decrease in fiscal 1995 was due to reduced payroll costs due to personnel cutbacks in all administrative areas and lower amortization of costs related to intangibles partially offset by expenses incurred under the Company's bonus plans.

Interest expense increased 4% during the year ended June 30, 1996 and increased 38% during the year ended June 30, 1995 from the respective preceding years. The fiscal 1996 increase was due to higher borrowing levels on the Revolving Working Capital Loan. The fiscal 1995 increase was also due to higher borrowing levels on the Revolving Working Capital Loan and to increases in interest rates.

As of June 30, 1996, the Company had available income tax operating loss carryforwards of approximately $ 229,000 that can be used to offset future taxable income.

Effects of Inflation:
- ---------------------

The Company believes that its revenues and results of operations have not been significantly affected by inflation during the three years ended June 30, 1996.

Financial Condition, Liquidity and Capital Resources:
- -----------------------------------------------------

On October 3, 1994, the Company entered into Amendment Number Three to the Revolving Working Capital Loan commitment which had been in effect since October 10, 1991. This amendment provided for the payoff of all of the Company's other existing debt and consolidated it into two demand loans totalling $657,000 and a revolving loan with a maximum availability of $4,000,000. The loans continue to bear interest at 3% over the base rate (11.25% at June 30, 1996) and are secured by all assets of the Company. The monthly principal payment on the demand loans is $10,950. The amendment also provides for a total minimum monthly interest payment based on the higher of the average daily outstanding principal balance or $2,000,000. This agreement has an expiration date of October 11, 1997.

The loan agreement contains covenants which, among other things, prohibit the payment of dividends. The Company was in compliance with the covenants on June 30, 1996.

The Company believes the amended agreement and consolidation of debt improved the Company's liquidity and resources through more favorable payment terms than its previous debt structure. Future amounts available to it under this agreement should be adequate to meet both short and long term capital needs.

On October 6, 1994, the expiration date on warrants to purchase 140,000 shares of common stock, issued in fiscal 1992, was extended to December 31, 1997 in conjunction with renegotiation of the president's employment contract (65,000 of which remained outstanding at June 30, 1996).

During fiscal year 1996 25,000 shares of common stock were issued upon exercise of warrants and 20,721 shares were issued upon exercise of stock options. Total proceeds from these transactions were $48,661.

During fiscal year 1995 a total of 380,000 shares of common stock were issued upon exercise of warrants that were issued in fiscal 1992. In addition, 21,518 shares of common stock were issued upon exercise of stock options. Total proceeds from these stock issues were $403,240.

Cash Flow
- ---------

During fiscal year 1996 operations provided approximately $1,264,000 due mainly to net income and depreciation and amortization. Financing activities provided $233,000 from net borrowings on the revolving loan and proceeds from stock option and warrant exercises. Purchases of equipment used $69,000. Overall cash increased approximately $1,429,000.

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

At June 30, 1996, working capital was $7,061,974.

The Company has no material commitments for capital expenditures.

Item 7.  FINANCIAL STATEMENTS
- -----------------------------

The financial statements of the Company are included (with an index listing all such statements) in a separate financial section at the end of this Annual Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- --------------------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None.

                                   PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
- ----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
- -------------------------------------------------

See Part I of this Report. Pursuant to General Instruction E(2), reference is made to information contained under the heading "Election of Directors" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 4, 1996, which information is incorporated herein.

Executive Officers of the Company
- ---------------------------------

The executive officers of the Company who are not also directors of the Company are as follows:

       Name                      Age                         Position
       ----                      ---                         --------

Robert J. Andrews                54                 Vice President, Operations
David R. Beel                    47                 Chief Financial Officer

Robert J. Andrews has been Vice President, Operations of the Company since 1986. He has been employed by the Company since 1982 as Operations Manager. Prior to joining the Company Mr. Andrews was the Director of Operations of Audiotronics Corporation.

David R. Beel has been Chief Financial Officer of the Company since 1995 and had been its assistant controller since 1988. Prior to joining the company Mr. Beel was Division Controller for US Home Corporation/Thompson Division.

Item 10.  EXECUTIVE COMPENSATION
- --------------------------------

Pursuant to General Instruction of E(2), reference is made to information contained under the heading "Executive Compensation" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 4, 1996, which information is incorporated herein.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

Pursuant to General Instruction E(2), reference is made to information contained under the heading "Voting Securities and Principal Holders" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 4, 1996, which information is incorporated herein.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

Pursuant to General Instruction E(2), reference is made to information contained under the heading "Certain Transactions" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 4, 1996, which information is incorporated herein.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

(a)  Listing of Exhibits
     -------------------

Exhibit
Number                                     Description
- -------                                    -----------

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

10.1               Amended and Restated Employment Agreement of William S.
                   Sadler dated January 1, 1995 (incorporated by reference to exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995).

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

Exhibit
Number                                Description
- ------                                -----------



10.6 Amendment No. 2 and Amendment No. 3 to Revolving Working Capital Loan Agreement (incorporated by reference to exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995).

10.7 Dotronix, Inc. Non-employee Director Stock Option Plan (incorporated by reference to exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

23        Independent Auditors' Consent (filed herewith).

27        Financial Data Schedule (filed herewith).



(b)  Reports on Form 8-K.

          No reports were filed on Form 8-K during the quarter ended June 30, 1996.

SIGNATURES
- ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  DOTRONIX, INC.

Date: September 13, 1996                By /s/ William S. Sadler
                                          --------------------------------
                                           William S. Sadler, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                                    Signature
- ----                                    ---------

September 13, 1996                      By /s/ William S. Sadler
                                          --------------------------------
                                           William S. Sadler, President,
                                           Treasurer and Director

September 13, 1996                      By /s/ David R. Beel
                                          --------------------------------
                                           David R. Beel,
                                           Chief Financial Officer

September 13, 1996                      By /s/ Ray L. Bergeson
                                          --------------------------------
                                           Ray L. Bergeson,
                                           Director

September 13, 1996                      By /s/ Robert J. Snow
                                          --------------------------------
                                           Robert J. Snow,
                                           Director

September 13, 1996                      By /s/ Edward L. Zeman
                                          --------------------------------
                                           Edward L. Zeman,
                                           Director

September 13, 1996                      By /s/ L. Daniel Kuechenmeister
                                          --------------------------------
                                           L. Daniel Kuechenmeister,
                                           Director

DOTRONIX, INC.


                        INDEX TO FINANCIAL STATEMENTS

        Independent auditors' report........................F-2
        Balance sheets......................................F-3
        Statements of operations............................F-5
        Statements of stockholder's equity..................F-6
        Statements of cash flows............................F-7
        Notes to financial statements.......................F-8



INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Dotronix, Inc.
New Brighton, Minnesota

We have audited the accompanying balance sheets of Dotronix, Inc. (the Company) as of June 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dotronix, Inc. as of June 30, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.




/S/ Deloitte & Touche LLP

August 16, 1996
Minneapolis, Minnesota

BALANCE SHEETS
DOTRONIX, INC.


ASSETS (Note C)

                                                                        June 30
                                                               --------------------------
                                                                  1996           1995
                                                               -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents..................................  $ 3,457,274    $ 2,028,371
  Accounts receivable, less allowance for doubtful
   accounts of $55,000 and $49,000, respectively.............    2,642,132      2,377,797
  Inventories (Note A).......................................    4,239,436      4,682,154
  Prepaid expenses...........................................       79,785         87,775
                                                               -----------    -----------
          TOTAL CURRENT ASSETS...............................   10,418,627      9,176,097


PROPERTY, PLANT AND EQUIPMENT  (Notes A and B)...............    1,123,958      1,276,073

OTHER ASSETS:
  Excess of cost over fair value of net assets
   acquired, less amortization (Note A)......................      773,975        845,973
  Non-compete agreements, less amortization (Note A).........                      12,500
  Other......................................................       39,095         67,226
                                                               -----------    -----------
                                                               $12,355,655    $11,377,869
                                                               ===========    ===========





See Notes to Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         June 30
                                                                --------------------------
                                                                   1996           1995
                                                                -----------    -----------
CURRENT LIABILITIES:
  Revolving loan (Note C)....................................   $ 1,937,280    $ 1,752,797
  Accounts payable...........................................       783,597        833,898
  Salaries, wages and payroll taxes..........................       532,971        569,902
  Other accrued liabilities..................................       102,805        112,231
                                                                -----------    -----------
          TOTAL CURRENT LIABILITIES..........................     3,356,653      3,268,828



COMMITMENTS AND CONTINGENCIES (Notes D and H)................


STOCKHOLDERS' EQUITY (Notes C and E):
  Common stock, $.05 par value; 12,000,000 shares authorized,
   4,218,935 and 4,173,214 shares issued and outstanding,
   respectively..............................................       210,947        208,661
  Additional paid-in capital.................................    10,987,304     10,940,929
  Accumulated deficit........................................    (2,199,249)    (3,040,549)
                                                                -----------    -----------
          TOTAL STOCKHOLDERS' EQUITY.........................     8,999,002      8,109,041
                                                                -----------    -----------
                                                                $12,355,655    $11,377,869
                                                                ===========    ===========




See Notes to Financial Statements.

STATEMENTS OF OPERATIONS
DOTRONIX, INC.


                                                                     Year ended June 30
                                                        --------------------------------------------
                                                            1996            1995            1994
                                                        ------------    ------------    ------------
REVENUES (Note G)...................................    $ 14,576,259    $ 16,039,896    $ 14,162,867

COSTS AND EXPENSES:
  Cost of sales.....................................       9,401,912      10,984,090      11,087,411
  Selling, general and administrative...............       4,080,387       3,917,238       4,205,451
  Interest..........................................         252,660         244.037         176,534
                                                        ------------    ------------    ------------
                                                          13,734,959      15,145,365      15,469,396
                                                        ------------    ------------    ------------
NET INCOME (LOSS)...................................    $    841,300    $    894,531   ($    856,529)
                                                        ------------    ------------    ------------
NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE...........................    $        .20    $        .22    $        .23
                                                        ============    ============    ============
AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING.......................................       4,289,618       4,117,410       3,770,025
                                                        ============    ============    ============

See Notes to Financial Statements.


STATEMENTS OF STOCKHOLDERS' EQUITY
DOTRONIX, INC.


                          Common stock          Additional
                   -----------------------        paid-in         Accumulated
                      Shares      Amount          capital           deficit          Total
                   ---------   -----------     ------------     -------------     ------------
BALANCES AT
 JUNE 30, 1993     3,761,696   $  188,085      $ 10,552,015     ($  3,078,551)    $  7,661,549

Common stock
issued                10,000          500             5,750                              6,250


Net loss                                                        (     856,529)    (    856,529)
                   ---------   -----------     ------------     -------------     ------------

BALANCES AT
 JUNE 30, 1994     3,771,696      188,085        10,557,765     (   3,935,080)       6,811,270

Common stock
issued               401,518       20,076           383,164                            403,240

Net income                                                            894,531          894,531
                   ---------   -----------     ------------     -------------     ------------

BALANCES AT
 JUNE 30, 1995     4,173,214      208,661        10,940,929     (   3,040,549)       8,109,041


Common stock
issued                45,721        2,286            46,375                             48,661


Net income                                                            841,300          841,300
                   ---------   -----------     ------------     -------------     ------------

BALANCES AT
 JUNE 30, 1996     4,218,935   $  201,947      $ 10,987,304     ($  2,199,249)    $  8,999,002
                   =========   ==========      ============     =============     ============

See Notes to Financial Statements.


STATEMENTS OF CASH FLOWS
DOTRONIX, INC.

                                                                                         Year ended June 30,
                                                                   ---------------------------------------------------------------
                                                                        1996                     1995                    1994
                                                                   ---------------          ---------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income (loss)............................................    $      841,300           $      894,531           ($   856,529)
  Adjustments to reconcile net  income (loss) to net cash
     provided by (used in) operating activities:

        Depreciation and amortization...........................           305,277                  375,683                541,055
        Provision for loss on accounts receivable...............            33,846                                         120,000
        Changes in assets and liabilities:
           Accounts receivable..................................   (       298,179)         (        89,415)          (    545,914)
           Inventories..........................................           442,718          (        10,421)                34,907
           Prepaid expenses.....................................             7,990          (        15,836)          (     36,034)
           Other assets.........................................            28,121          (        64,071)                 6,366
           Accounts payable and  accrued  liabilities...........   (        59,727)         (       415,147)          (    230,354)
           Salaries, wages and payroll taxes payable............   (        36,931)                 307,325           (     83,425)
                                                                   ---------------           --------------           ------------
           NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES................................         1,264,425                  982,649           (    589,220)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment....................   (        68,666)         (        45,435)          (     97,600)
  Proceeds from disposal of equipment...........................                                        500                 11,414
                                                                   ---------------          ---------------           ------------
           NET CASH USED IN
            INVESTING ACTIVITIES................................   (        68,666)                  44,935           (     86,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock........................            48,661                  403,240                  6,250
  Borrowings on revolving loan..................................        14,490,077               17,216,445             14,573,646
  Repayments on revolving loan..................................        14,305,594          (    16,254,678)          ( 14,094,959)
  Payments on other long-term obligations ......................                            (       132,942)          (     62,841)
  Payments on bank loans........................................                            (       720,000)          (    360,000)
                                                                   ---------------          ---------------           ------------
           NET CASH PROVIDED BY
            FINANCING ACTIVITIES................................           233,144                  512,065                 62,096
                                                                   ---------------          ---------------           ------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS.....................................................         1,428,903                1,449,779            (   613,310)
                                                                   ---------------          ---------------           -------------
CASH AND CASH
EQUIVALENTS AT BEGINNING OF YEAR................................        2,028,371                   578,592              1,191,902
                                                                   --------------           ---------------           ------------
CASH AND CASH
EQUIVALENTS AT END OF YEAR......................................    $   3,457,274            $    2,028,371            $   578,592
                                                                   ==============           ===============           ============

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
DOTRONIX, INC.

Years ended June 30, 1996, 1995 and 1994

A.      Summary of significant accounting policies

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

Cash equivalents:
The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

Fair value of financial instruments:
Cash, receivables, accounts payable, revolving debt, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

Inventories:
Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories include material, direct labor and overhead and consist of the following:

                                                      June 30
                                           ---------------------------
                                              1996             1995
                                           ----------       ----------
                Raw materials..........    $ 3,111,361     $ 3,850,551
                Work-in-process........        682,854         480,723
                Finished goods.........        445,221         350,880
                                           -----------     -----------
                                           $ 4,239,436     $ 4,682,154
                                           ===========     ===========


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

Amortization of intangible assets:
Excess of cost over fair value of net assets acquired is being amortized using the straight-line method over a 20 year period. The Company evaluates impairment of this intangible asset, related to the acquisition of a subsidiary which was merged into Dotronix, Inc., by considering the undiscounted future cash flows and profitability of the products and technologies acquired in this business combination. Non-compete agreements were amortized using the straight-line method over their respective terms of three to ten years and are fully amortized at June 30, 1996. Accumulated amortization relating to excess of cost over fair value of net assets acquired was $666,000 and $594,000, and accumulated amortization of non-compete agreements was $586,000 and $573,000 at June 30, 1996 and 1995, respectively.

Recognition of revenue:
The Company recognizes revenue upon shipment of products to the customer.

Net income (loss) per share:
Net income (loss) per share has been computed by dividing the net income (loss) by the weighted average number of common and common equivalent shares outstanding during each period. Outstanding stock options and warrants have not been considered in the calculation for 1994 as they have an antidilutive effect. Net income (loss) per share assuming full dilution would be the same.

Accounting estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and the expenses during the reporting period. Actual results could differ from those estimates.


Recently issued accounting standards:
In October, 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the fair value recognition provisions of SFAS 123 to such arrangements. SFAS 123 is required to be adopted for reporting purposes by the Company beginning in 1996. Companies are permitted, however, to continue to apply APB opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnins per share.


                                                                         June 30
                                                                -------------------------
                                                                   1996           1995
                                                                ----------     ----------
     Cost:
          Land..............................................    $  182,509     $  182,509
          Building and building improvements................     1,344,005      1,344,005
          Machinery and laboratory equipment................     3,341,969      3,333,863
          Office furniture and fixtures.....................       686,156        629,920
          Data processing equipment.........................       762,501        758,177
          Transportation equipment..........................        38,060         38,060
                                                                ----------     ----------
                                                                 6,355,200      6,286,534
     Less accumulated depreciation
        and amortization....................................     5,231,242      5,010,461
                                                                ----------     ----------
                                                                $1,123,958     $1,276,073
                                                                ==========     ==========

C.      Financing Arrangements

On October 3, 1994, the Company entered into Amendment Number Three to the Revolving Working Capital Loan commitment which had been in effect since October 10, 1991. This amendment provided for the payoff of all of the Company's other existing debt and consolidated it into two demand loans totalling $657,000 and a revolving loan with a maximum availability of $4,000,000. The loans continue to bear interest at the base rate plus 3% (11.25% at June 30, 1996) and are secured by all assets of the Company. The monthly principal payment on the demand loans is $10,950. The amendment also provides for a total minimum monthly interest payment based on the higher of the average daily outstanding principal balance or $2,000,000. This agreement has an expiration date of October 11, 1997. Based on the value of pledged assets at June 30, 1996, the Company had additional available borrowings of approximately $633,000.

The loan agreement contains covenants which, among other things, prohibit the payment of dividends. The Company was in compliance with the covenants on June 30, 1996.




D.      Commitments and Contingencies

The Company has no capital lease liabilities at June 30, 1996. Warehouse facilities, office equipment and vehicles are leased under operating leases. Total operating lease rent expense for the Company for the years ended June 30, 1996, 1995, and 1994 was $168,000, $150,000 and $145,000, respectively. Minimum future obligations on these operating leases at June 30, 1996 are as follows:


         Year ending June 30:
                 1997...............................$  118,200
                 1998...............................    93,100
                 1999...............................    13,900
                                                    ----------
                                                    $  225,200
                                                    ==========


E.        Stockholders' equity

The Company has a incentive stock option plan for employees for the granting of options to purchase up to 500,000 shares of the Company's stock.

The Company also has a Nonemployee Director Stock Option Plan for the granting of options to purchase up to 100,000 shares of the Company's common stock. Each nonemployee director is automatically granted, on the first business day following the Company's annual meeting, 500 shares of common stock and an option to purchase an additional 2,500 shares of common stock. New directors receive an initial grant, following the first board meeting or shareholders meeting at which such director is elected, of an option to purchase 5,000 shares of common stock.

The following schedule summarizes activity in the stock option plans for the years ended June 30, 1996, 1995 and 1994, respectively:

                                              Stock                Exercise
                                             Options                 Price
                                             -------             -------------
Outstanding June 30, 1993..................  195,581             $  .78--$2.34
Granted....................................   10,000             $ 1.25
Cancelled..................................   (9,694)            $  .78--$2.13
                                             -------
Outstanding June 30, 1994..................  195,887             $  .78--$2.34
Granted....................................  136,109             $ 1.06--$2.54
Cancelled..................................  (22,948)            $  .78--$2.13
Exercised..................................   21,518             $  .78--$2.34
                                             -------
Outstanding June 30, 1995..................  287,530             $ 1.06--$2.54
Granted....................................   10,000             $ 2.13
Cancelled..................................  (20,577)            $  .78--$2.31
Exercised..................................  (18,721)            $  .78--$1.19
                                             -------
Outstanding June 30, 1996..................  259,232             $  .78--$2.54
                                             =======

Options become exercisable in varying amounts beginning six months to five years after the date of grant. Options to purchase 116,516 shares are exercisable at June 30, 1996 at exercise prices of $.78 to $2.54.

In November 1994, 300,000 shares of common stock were issued upon the exercise of warrants granted in fiscal 1992 in connection with the sale of common stock. The president of the Company personally guaranteed up to $150,000 of the Company's October, 1991 bank loan. In consideration of this guarantee, the Company issued the president warrants to purchase 50,000 shares of the Company's Common Stock. These warrants were exercised in June 1995 at an exercise price of $1.00 per share.

In addition, the president of the Company privately purchased during fiscal 1992, 120,000 shares of the Company's Common Stock, together with warrants to purchase an additional 120,000 shares, for an aggregate cash consideration of $150,000. 30,000 of these warrants were exercised in October 1994 at an exercise price of $1.00 per share. On October 6, 1994, the expiration of warrants to purchase 140,000 shares was extended to December 31, 1997 in conjunction with renegotiation of the president's employment contract, of which 65,000 remain outstanding at June 30, 1996.

F.   Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

A reconciliation of the Company's income tax provision to taxes that would be provided based on a statutory federal income tax rate of 35% to the Company's effective rate is as follows:



                                                                  Year ended June 30
                                                    ---------------------------------------------
                                                       1996             1995             1994
Computed tax (benefit) provision at federal         ----------       ----------       -----------
  tax rate.......................................   $  294,500       $  304,000       ($  290,000)
Change in valuation allowance....................   (  292,000)      (  338,000)          264,000
State income tax expense.........................
Permanent differences............................        5,900           34,000            26,000
Graduated tax benefit............................   (    8,400)

                                                    ----------       ----------       -----------
Provision (benefit)                                 $        0       $        0       $         0
                                                    ==========       ==========       ===========

Deferred income taxes are provided for the temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

                                                                                       June 30, 1996
                                                                         ---------------------------------------
                                                                            Assets     Liabilities      Total
                                                                         ------------  -----------    ----------
Tax depreciation greater than book depreciation.....................     $             ($   13,849)  ($   13,849)
Net operating loss carryforward.....................................           77,825                     77,825
Accrual for obsolete inventory......................................          343,937                    343,937
Inventory costs capitalized.........................................          114,327                    114,327
Tax credit carryforward.............................................           82,145                     82,145
Allowance for doubtful accounts.....................................           18,850                     18,850
Accrual for warranty reserve........................................            8,030                      8,030
Prepaid insurance...................................................                   (    25,107)  (    25,107)
Accrual for vacation................................................           24,781                     24,781
Accrual for health insurance........................................           17,922                     17,922
Other...............................................................            7,172  (     3,192)        3,980
Valuation allowance.................................................    (     652,841)               (   652,841)
                                                                         ------------   ----------    ----------
                                                                         $     42,148  ($   42,148)   $        0
                                                                         ============   ==========    ==========


                                                                                      June 30, 1995
                                                                         ---------------------------------------
                                                                            Assets     Liabilities      Total
                                                                         ------------  -----------    ----------

Tax depreciation greater than book depreciation.....................     $             ($   33,690)  ($   33,690)
Net operating loss carryforward.....................................          312,882                    312,882
Accrual for obsolete inventory......................................          298,492                    298,492
Inventory costs capitalized.........................................          227,149                    227,149
Tax credit carryforward.............................................           82,145                     82,145
Allowance for doubtful accounts.....................................           16,614                     16,614
Accrual for warranty reserve........................................            7,380                      7,380
Prepaid insurance...................................................                   (    26,543)  (    26,543)
Accrual for vacation................................................           30,226                     30,226
Accrual for health insurance........................................           23,767                     23,767
Other...............................................................            9,549  (     3,193)        9,549
Valuation allowance.................................................    (     944,778)               (   944,778)
                                                                         ------------   ----------    ----------
                                                                         $     63,426  ($   63,426)   $        0
                                                                         ============   ==========    ==========

At June 30, 1996, the Company has federal income tax net operating loss carryforwards of approximately $ 229,000 which will expire in 2009 and has available for state income tax purposes net operating loss carryforwards ranging from $35,000 to $750,000 which will expire primarily in 2009. The Company also has general business tax credit carryforwards of approximately $82,000 which will expire from fiscal 2002 through 2006.

G.   Significant customers and other information on operations

Three separate customers have accounted for 10% or more of revenues during one or more of the last three fiscal years. Their respective percentages of revenue by fiscal year are as follows:

                                     1996            1995            1994
                                     ----            ----            ----
     Customer A                       23%             19%             16%
     Customer B                       10%             11%             14%
     Customer C                       10%             14%

The Company is susceptible to various risks due to the nature of its business, including customer requested delays of shipments or th e possible cancellation of certain orders.

Revenues include interest income from investments of approximately $122,000, $37,000 and $16,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

Costs and expenses include research and development costs and advertising of approximately $297,000 and $126,000, $284,000 and $106,000, and $351,000 and
$99,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

H.   Related-party transactions

The Company is leasing manufacturing and warehousing facilities owned by companies which are owned by the president and major stockholder of Dotronix. During each of the years ended June 30, 1996, 1995 and 1994, Dotronix incurred approximately $86,000 for rental of these manufacturing and warehousing facilities. Operating lease commitments as of June 30, 1996 (Note D) include $115,000 of obligations to the president and major stockholder of Dotronix.

The Company leased its Wisconsin offices and production facilities from a partnership comprised of certain former officers and shareholders of a subsidiary which was merged into the Company (VMI). The terms of the capital lease called for monthly installments of $4,800 through May 31, 1996 at which time the Company would receive title to the building. In conjunction with the refinancing in October 1994, the Company paid off the lease balance and received title to the property.

I.   Retirement plans

The Company has a 401(k) retirement plan for all Dotronix employees who elect to participate once certain eligibility requirements are met. Each eligible employee may elect to defer 1% to 15% of his or her compensation. The Company may contribute an amount on behalf of each participant equal to a percentage of each participant's compensation or an amount as determined each year by the Board of Directors. Contributions to the plan by the Company were approximately $50,000, $25,000 and $28,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

The Amended and Restated Employment Agreement with the president and major shareholder now expires June 30, 1998 and provides for a base compensation of $15,000 per month. In addition, subject to the Company's pretax earnings levels, a minimum bonus of $150,000 each fiscal year is to be paid in cash or, at the option of the president, up to 50% in the form of warrants to purchase common stock. The Company incurred and expensed, relative to the bonus provision, $150,000 for each of the years ended June 30, 1996 and 1995 and $34,000 for the year ended June 30, 1994.

J.   Supplemental cash flow statement information

Supplemental disclosures of cash flow activities are as follows:


                                                   Year ended June 30
                                           -----------------------------------
Cash paid  during the year for:               1996         1995         1994
                                           ---------    ---------    ---------
     Interest..........................    $ 253,000    $ 250,000    $ 196,000
     Income taxes......................    $  --        $  --        $  45,000


                                DOTRONIX, INC.

                                 EXHIBIT INDEX

                         ANNUAL REPORT ON FORM 10-KSB
                         FOR YEAR ENDED JUNE 30, 1995


Exhibit                                                                  Page
Number                                                                   in Form
- -------                                                                  -------

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

 10.1     Amended and Restated Employment Agreement with
          William S. Sadler dated January 1, 1995 (incorporated by reference to exhibit 10.1 to the Company's Annual
          Report on Form 10-KSB for the year ended June 30, 1995).

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

Exhibit                                                                  Page
Number                                                                   in Form
- -------                                                                  -------

 10.5 Form of Revolving Working Capital Loan Agreements (incorporated by reference to exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 1991). Amendment of Revolving Working Capital Loan Agreements (incorporated by reference to exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended June 30,
          1993).

 10.6     Amendment No. 2 and Amendment No. 3 to Revolving
          Working Capital Loan Agreement (incorporated by reference to exhibit 10.6 to the Company's Annual
          Report on Form 10-KSB for the year ended June 30,
          1995).

 10.7     Dotronix, Inc. Nonemployee Director Stock Option
          Plan (incorporated by reference to exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended June 30,1992).

 23       Independent Auditors' Consent (filed herewith).

 27       Financial Data Schedule (filed herewith).