Form 10QSB
period 1996-09-30
DOTRONIX INC
filed 1996-11-12
CIK 351809

                                                                  Conformed copy


                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                 Quarterly  Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

      For the Quarter Ended September 30, 1996 Commission File No. 0-9996
                            ------------------                     ------

                                 DOTRONIX, INC.
                                 --------------
            (Exact name of registrant as specified in its charter)

                  Minnesota                             41-1387074
      ------------------------------------      ----------------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

            160 First Street S.E.
            New Brighton, Minnesota                       55112
      ----------------------------------              -----------------
       (Address of principal executive offices)         (Zip Code)

                                (612) 633-1742
             ---------------------------------------------------
             (Registrants' telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                           YES    X               NO
                                 ---                 ---
          Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date.


         Class                         Outstanding at October 15, 1996
 -------------------------          -------------------------------------
   Common stock, par value
      $  .05 per share                           4,285,135

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


                       PART I.    FINANCIAL INFORMATION
                       --------------------------------

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                                DOTRONIX, INC.
                                BALANCE SHEETS
                                --------------

ASSETS                                             September 30,     June 30,
                                                       1996            1996
                                                   -------------    -----------
                                                    (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                          $ 3,626,612    $ 3,457,274
  Accounts receivable, less allowance
     for doubtful accounts of $ 61,874
     and $ 55,442, respectively                        2,213,588      2,642,132
  Inventories:
     Raw materials                                     2,980,180      3,111,361
     Work-in-process                                     774,125        682,854
     Finished goods                                      456,604        445,221
                                                     -----------    -----------
       Total inventories                               4,210,909      4,239,436
  Prepaid expenses                                        82,784         79,785
                                                     -----------    -----------
          Total current  assets                       10,133,893     10,418,627

PROPERTY, PLANT & EQUIPMENT, at cost net of
     accumulated depreciation of $5,268,912 and
     $5,231,242, respectively                          1,081,133      1,123,958

OTHER ASSETS:
  Excess of cost over fair value of net assets
     acquired, less amortization                         755,976        773,975
  Other                                                   27,374         39,095
                                                     -----------    -----------
            TOTAL  ASSETS                            $11,998,376    $12,355,655
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Revolving  loan                                    $ 1,826,931    $ 1,937,280
  Accounts payable                                       723,031        783,597
  Salaries, wages and payroll taxes                      310,221        532,971
  Other accrued liabilities                              129,965        102,805
                                                     -----------    -----------
     Total current  liabilities                        2,990,148      3,356,653


STOCKHOLDERS' EQUITY:
  Common stock, $.05 par value                           214,257        210,947
  Additional paid-in capital                          11,050,256     10,987,304
  Accumulated deficit                                 (2,256,285)    (2,199,249)
                                                     -----------    -----------
          Total stockholders' equity                   9,008,228      8,999,002
                                                     -----------    -----------
            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                     $11,998,376    $12,355,655
                                                     ===========    ===========

The balance sheet at June 30, 1996 has been taken from the audited financial statements at that date.

                      See notes to financial statements.

                                DOTRONIX, INC.
                           STATEMENTS OF OPERATIONS
                           ------------------------

                                  (Unaudited)

                                              Three months ended
                                                 September 30,
                                         ------------------------------
                                              1996             1995
                                         -------------    -------------

REVENUES:                                   $2,985,296       $4,040,378


OPERATING EXPENSES:
  Cost of Sales                              2,050,661        2,826,636
  Selling, general and administrative          927,517          994,366
  Interest                                      64,155           66,772
                                         -------------    -------------
     Total operating expenses                3,042,333        3,887,774
                                         -------------    -------------
Net (loss) income                          ($   57,037)      $  152,604
                                         =============    =============

Net (loss) income per common and common
  equivalent share                         ($      .01)      $      .04
                                         -------------    -------------
Average number of common and common
  equivalent shares outstanding              4,234,763        4,280,202
                                         -------------    -------------


                      See notes to financial statements.

                                 DOTRONIX, INC.
                                 --------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (Unaudited)

                                                                                 Three months ended
                                                                                    September 30,
                                                                       --------------------------------------
                                                                           1996                       1995
                                                                       -----------                -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                                                       $   (57,037)               $   152,604
  Adjustments to reconcile net (loss) income to
     cash provided by (used in) operating
     activities:
       Depreciation and amortization                                           66,256                    100,204
       Provision for loss on accounts
          receivable                                                           15,000                     30,000
  Changes in assets and liabilities:
       Accounts receivable                                                    413,543                   (600,830)
       Inventories                                                             28,527                    354,718
       Prepaid expenses                                                        (2,999)                    (3,875)
       Other assets                                                            11,721                      4,687
       Accounts payable accrued liabilities                                  (256,156)                  (202,660)
                                                                          -----------                -----------
          Net cash provided by (used in)
          operating activities
                                                                              218,855                   (165,152)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases property, plant and equipment                                      (5,431)                    (2,975)
                                                                          -----------                -----------
          Net cash used in investing activities                                (5,431)                    (2,975)
CASH FLOWS FROM FINANCING activities:
  Proceeds from sale of stock                                                  66,262                      3,117
  Borrowings on revolving loan                                              3,364,335                  3,557,893
  Repayments on revolving loan                                             (3,474,683)                (3,532,052)
                                                                          -----------                -----------
          Net cash (used in) provided by financing activities                 (44,086)                    28,958
                                                                          -----------                -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          169,338                   (139,169)
CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF THE QUARTER                                                            3,457,274                  2,028,371
                                                                          -----------                -----------
CASH AND CASH EQUIVALENTS AT THE END
  OF THE QUARTER                                                          $ 3,626,612                $ 1,889,202
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

                                DOTRONIX, INC.
                                --------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                  (Unaudited)
                                  -----------
A.  Basis of Presentation

     The balance sheet as of September 30, 1996, the statements of operations and cash flows for the three month periods ended September 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for the periods ended September 30, 1996 and 1995 presented herein have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
---------------------

Revenue for the three months ended September 30, 1996 decreased 26% from the corresponding period of 1995 and decreased 31% from the quarter ended June 30, 1996. The decreases are due mainly to no units being shipped for the FAA upgrade program in the first quarter. Shipments for this program are expected to resume in the third quarter.

Gross margin percentage for the quarter was 31.3% compared to 30.0% for the quarter ended September 30, 1995, and 35.5% for the year ended June 30, 1996. The increase in gross margin from the comparable quarter of fiscal year 1996 was due primarily to reductions in certain manufacturing overhead costs realized due to the reduction in volume. The decrease from the year ended June 30, 1996 was due to the significant change in product mix, specifically the absence of shipments for the FAA upgrade program.

Selling, general and administrative expense decreased $66,849, or 7%, from the comparable prior year period. This decrease was due primarily to reductions in the amount of depreciation, engineering consulting fees, and bad debt reserves.

Interest expense decreased $2,617 from the comparable prior year period.

There is no income tax charge because the Company has available the tax benefit of operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On October 3, 1994, the Company entered into Amendment Number 3 to the Revolving Working Capital Loan commitment which has been in effect since October 10, 1991. This amendment provided for the payoff of all of the Company's other existing debt and consolidated it into two demand loans totaling $657,000 and a revolving loan with a maximum availability of $4,000,000. The loans continue to bear interest at 3% over the base rate (11.25% at September 30, 1996) and are secured by all assets of the Company. The monthly principal payment on the demand loans is $10,950. The amendment also provided for a total minimum monthly interest payment based on the higher of the average daily outstanding principal balance or $2,000,000. The agreement now has an expiration date of October 11, 1997.

The Company believes future amounts available to it under this agreement should be adequate to meet both short and long term capital needs.

During the three months ended September 30, 1996 operations provided cash of $219,000, primarily due to a decrease in accounts receivable. Net payments on the revolving loan amounted to $110,000 and the Company had proceeds from common stock issuance of $66,000. The overall result was to increase cash by $169,000.

At September 30, 1996, working capital amounted to $7,143,745.

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

Date: November 8, 1996                 DOTRONIX, INC.


                                       By /s/ William S. Sadler
                                          -----------------------------
                                          William S. Sadler,
                                          President and Treasurer
                                          (Principal Executive
                                          Officer)


                                       By /s/ David R. Beel
                                          -----------------------------
                                          David R. Beel, Chief
                                          Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)