Form 10QSB
period 1996-12-31
DOTRONIX INC
filed 1997-02-14
CIK 351809

                                                                  CONFORMED COPY

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 1996               Commission File No. 0-9996
                      -----------------                                   ------

                                DOTRONIX, INC.
                                --------------
            (Exact name of registrant as specified in its charter)

               Minnesota                                     41-1387074
----------------------------------------                 -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)


         160 First Street S.E.
        New Brighton, Minnesota                                 55112
----------------------------------------                 -------------------
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

                              YES    X        NO
                                   -----          -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                               Outstanding at January 15, 1997
---------------------------                  -----------------------------------
  Common stock, par value
      $ .05 per share                                     4,130,335

                                DOTRONIX, INC.
                                --------------
                                     INDEX
                                     -----

Part I - Financial Information                                    Page(s)
------------------------------                                    -------

        Item 1. Financial Statements (Unaudited)

                Balance Sheets                                       1

                Statements of Operations                             2

                Statements of Cash Flows                             3

                Notes to Financial Statements                        4


        Item 2. Managements' Discussion and Analysis
                  of Financial Condition and Results
                  of Operations.                                     5



Part II - Other Information
---------------------------

        Item 4. Submission of Matters to a Vote of
                  Securities Holders                                 6

        Item 6. Exhibits and Reports on Form 8-K                     6

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
                                DOTRONIX, INC.
                                --------------
                                BALANCE SHEETS
                                --------------

ASSETS                                  December 31,     June 30,
------                                      1996           1996
                                        ------------    -----------
                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents             $ 2,993,582     $ 3,457,274
  Accounts receivable, less allowance
    for doubtful accounts of $91,868
    and $48,865, respectively             1,549,990       2,642,132
  Inventories:
    Raw materials                         3,013,944       3,111,361
    Work-in-process                         868,844         682,854
    Finished goods                          484,460         445,221
                                        -----------     -----------
      Total inventories                   4,367,248       4,239,436
  Prepaid expenses                           81,415          79,785
                                        -----------     -----------
          Total current assets            8,992,235      10,418,627

PROPERTY, PLANT & EQUIPMENT, at cost
  net of accumulated depreciation of
  $5,311,155 and $5,231,242,
  respectively                            1,083,774       1,123,958

OTHER ASSETS:
  Excess of cost over fair value of
    net assets acquired, less
    amortization                            737,976         773,975
  Other                                      13,309          39,095


                                        -----------     -----------
          TOTAL ASSETS                  $10,827,294     $12,355,655
                                        ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Revolving loan                        $ 1,388,073     $ 1,937,280
  Accounts payable                          447,555         783,597
  Salaries, wages and payroll taxes         234,339         532,971
  Other accrued liabilities                 101,364         102,805
                                        -----------     -----------
    Total current liabilities             2,171,331       3,356,653


STOCKHOLDERS' EQUITY: (Note B)
  Common stock, $.05 par value              207,847         210,947
  Additional paid-in capital             10,913,809      10,987,304
  Accumulated deficit                    (2,465,693)     (2,199,249)
                                        -----------     -----------
          Total stockholders' equity      8,655,963       8,999,002
                                        -----------     -----------
            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY        $10,827,294     $12,355,655
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

                                DOTRONIX, INC.
                                --------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (UNAUDITED)

                                           Three months ended                Six months ended
                                              December 31,                     December 31,
                                      ----------------------------    -----------------------------
                                           1996            1995           1996             1995
                                      ------------     -----------    ------------      -----------
REVENUES:                              $ 2,249,549     $ 3,077,795     $ 5,234,845      $ 7,118,173
OPERATING EXPENSES:
  Cost of Sales                          1,492,200       1,951,445       3,542,861        4,778,081
  Selling, general and administrative      903,046         988,828       1,830,563        1,983,194
  Interest                                  63,710          62,222         127,865          128,994
                                      ------------     -----------    ------------      -----------
    Total operating expenses             2,458,956       3,002,495       5,501,289        6,890,269
                                      ------------     -----------    ------------      -----------
Net (loss)  income                    ($   209,407)    $    75,300    ($   266,444)     $   227,904
                                      ============     ===========    ============      ===========


Net (loss) income per common and
  common equivalent share             ($       .05)    $       .02    ($       .06)     $       .05
                                      ------------     -----------    ------------      -----------


Average number of common and common
  equivalent shares outstanding          4,259,670       4,308,965        4,247,217       4,294,584
                                      ------------     -----------    ------------      -----------

                      See notes to financial statements.

                                DOTRONIX, INC.
                                --------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (UNAUDITED)

                                                     Six months ended
                                                       December 31,
                                               ----------------------------
                                                   1996             1995
                                               ------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                            ($   266,444)    $   227,904

  Adjustments to reconcile net (loss) income
    to cash provided by operating
    activities:
      Depreciation and amortization                 115,912         200,400
      Provision for loss on accounts
        receivable                                   45,000          30,000


  Changes in assets and liabilities:
    Accounts receivable                           1,047,142         322,692
    Inventories                                (    127,812)        536,662
    Prepaid expenses                           (      1,630)          7,017
    Other assets                                     25,786          14,065
    Accounts payable and accrued liabilities   (    636,115)   (    748,970)
                                               ------------    ------------

          Net cash provided by
          operating activities                      201,839         589,770

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment   (     39,729)   (     38,243)
                                               ------------    ------------

          Net cash used in investing
            activities                         (     39,729)   (     38,243)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Common stock purchases                       (    142,857)
  Proceeds from sale of stock                        66,262           5,368
  Borrowings on revolving and demand loans        5,786,456       7,689,538
  Repayments on revolving and demand loans     (  6,335,663)   (  7,454,826)
                                               ------------    ------------


          Net cash (used in) provided by
          financing activities                 (    625,802)        240,080
                                               ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                  (    463,692)        791,607

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF THE PERIOD                                   3,457,274       2,028,371
                                               ------------    ------------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                     $ 2,993,582     $ 2,819,978
                                               ============    ============

                      See notes to financial statements.

                                DOTRONIX, INC.
                                --------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                  (Unaudited)
                                  -----------

A.   Basis of Presentation

     The balance sheet as of December 31, 1996, the statements of operations for the three and six month periods ended December 31, 1996 and 1995 and the statements of cash flows for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for the periods ended December 31, 1996 and 1995 presented herein have been made.

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

B.   Common Stock Repurchases

     In November 1996, the Company decided to repurchase up to 250,000 shares of its common stock at current market prices. The Company believes the purchases represent an attractive use of a portion of the Company's cash. As of December 31, 1996 the Company had repurchased 128,200 shares for an aggregate cost of $142,857.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                   -------------------------------------------------



RESULTS OF OPERATIONS

Revenue decreased 27% and 26%, respectively, for the quarter and six months ended December 31, 1996 compared to the prior year. Revenues were down for the periods due to a larger than expected seasonal slowdown in the retail multimedia markets and the end of the FAA upgrade program. The quarter ended December 31, 1995 also included a $350,000 price adjustment due to previous delays and cutbacks in the FAA program. Revenue is expected to continue at these lower levels for the third and possibly the fourth quarter. This trend could change dependent on timely completion of the negotiations and agreements on several significant new contracts and introduction of new products.

Gross margin percentage for the quarter was 34% compared to 37% for the quarter ended December 31, 1995. Gross margin for the six month period was 32% compared to 33% in the prior year period. The decreases are due primarily to the decrease in revenue referred to above while the fixed portion of manufacturing costs could not be reduced proportionately.

Selling, general and administrative expenses decreased $85,782, or 9% for the quarter and $152,631 or 8% for the six months ended December 31, 1996, from the comparable prior year periods. Both the quarter and year to date decreases are due primarily to a decrease in bonus and commission expenses compared to the prior year.

Interest expense increased $1,488 and decreased $1,129 for the three and six month periods, respectively, compared to the prior year periods due mainly to fluctuations in borrowing levels.

There is no income tax charge for the three and six month periods ended December 31, 1996 because the Company incurred a loss and the realization of the income tax benefit is not expected at this time.


LIQUIDITY AND CAPITAL RESOURCES

On October 3, 1994, the Company entered into Amendment Number 3 to the Revolving Working Capital Loan commitment which has been in effect since October 10, 1991. This amendment provided for the payoff of all of the Company's other existing debt and consolidated it into two demand loans totaling $657,000 and a revolving loan with a maximum availability of $4,000,000. The loans continue to bear interest at 3% over the base rate (11.25% at December 31, 1996) and are secured by all assets of the Company. The monthly principal payment on the demand loans is $10,950. The amendment also provided for a total minimum monthly interest payment based on the higher of the average daily outstanding principal balance or $2,000,000. The agreement now has an expiration date of October 11, 1997. The Company believes that the cash and cash equivalents on hand at December 31, 1996 and the future amounts available to it under the aforementioned credit agreement should be adequate to meet both short and long term capital needs. The Company anticipates that it will renew the current agreement or replace it.

During the six months ended December 31, 1996 operations provided cash of $202,000, primarily from reductions in accounts receivable offset by the net loss and a decrease in accounts payable and accrued expenses. The Company received $66,000 from the issuance of shares of common stock upon exercise of options and warrants and used $143,000 to repurchase shares of common stock. Net payments on debt amounted to $549,000 and purchases of property, plant and equipment used $40,000. The overall result was to decrease cash by $464,000.

At December 31, 1996 working capital amounted to $6,821,000.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4. Submission of Matters to a Vote of Securities Holders

     At the annual meeting of shareholders of the Company held on November 6, 1996 the following were elected directors:

                                          Votes for     Withheld
                                          ---------     --------
        William S. Sadler                 3,795,494     287,055
        Ray L. Bergeson                   3,798,534     284,015
        Robert J. Snow                    3,798,534     284,015
        Edward L. Zeman                   3,798,534     284,015
        L. Daniel Kuechenmeister          3,798,534     284,015



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

Date: February 11, 1997                            DOTRONIX, INC.


                                                By /s/ William S. Sadler
                                                   -------------------------
                                                   William S. Sadler,
                                                   President and Treasurer
                                                   (Principal Executive
                                                   Officer)


                                                By /s/ David R. Beel
                                                   -------------------------
                                                   David R. Beel,
                                                   Chief Financial Officer