Form 10QSB
period 1997-03-31
DOTRONIX INC
filed 1997-05-13
CIK 351809

                                  FORM  10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

    For the Quarter Ended March 31, 1997 Commission File No. 0-9996
                          --------------                    -------

                                DOTRONIX, INC.
                                --------------
            (Exact name of registrant as specified in its charter)

                 Minnesota                                      41-1387074
  ---------------------------------------                  ------------------
     (State or other jurisdiction of                       ( I.R.S. Employer
     incorporation or organization)                        Identification No.)


            160 First Street S.E.
            New Brighton, Minnesota                           55112
     --------------------------------------          ------------------------
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

                                     YES     X                     NO
                                        ----------                   ---------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date


          Class                                    Outstanding at April 15, 1997
--------------------------------                   -----------------------------
  Common stock, par value
          $ .05 per share                                      4,085,835

                                 DOTRONIX, INC.
                                 --------------
                                     INDEX
                                     -----



Part I - Financial Information                                       Page(s)
------------------------------

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

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                DOTRONIX, INC.
                                --------------
                                BALANCE SHEETS
                                --------------


                                                     March 31,       June 30,
                                                       1997            1996
                                                    ------------   ------------
                                                    (Unaudited)
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                         $  2,703,369   $  3,457,274
  Accounts receivable, less allowance
     for doubtful accounts of $121,874
     and $55,442, respectively                         1,536,925      2,642,132
  Inventories:
     Raw materials                                     2,866,425      3,111,361
     Work-in-process                                     696,240        682,854
     Finished goods                                      532,159        445,221
                                                    ------------   ------------
        Total inventories                              4,094,824      4,239,436
  Prepaid expenses                                       100,647         79,785
                                                    ------------   ------------
          Total current assets                         8,435,765     10,418,627

PROPERTY, PLANT & EQUIPMENT, at cost
     net of accumulated depreciation of
     $5,353,782 and $5,231,242, respectively           1,050,285      1,123,958

OTHER ASSETS:
  Excess of cost over fair value of net assets
     acquired, less amortization                         719,977        773,975
  Other                                                   49,087         39,095
                                                    ------------   ------------
          TOTAL ASSETS                              $ 10,255,114   $ 12,355,655
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Revolving Loans                                   $  1,367,825   $  1,937,280
  Accounts Payable                                       534,281        783,597
  Salaries, wages and payroll taxes                      237,921        532,971
  Other accrued liabilities                              121,892        102,805
                                                    ------------   ------------
     Total current liabilities                         2,261,919      3,356,653


STOCKHOLDERS' EQUITY: (Note B)
  Common stock, $.05 par value                           202,247        210,947
  Additional paid-in capital                          10,801,120     10,987,304
  Accumulated deficit                                 (3,010,172)    (2,199,249)
                                                    ------------   ------------
          Total stockholders' equity                   7,993,195      8,999,002
                                                    ------------   ------------
            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                    $ 10,255,114   $ 12,355,655
                                                    ============   ============

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

                                DOTRONIX, INC.
                                --------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (Unaudited)




                                Three months ended        Nine months ended
                                     March 31,                March 31,
                             ------------------------  ------------------------
                                1997         1996         1997         1996
                             -----------  -----------  -----------  -----------
REVENUES:                    $ 2,129,928  $ 3,135,751  $ 7,364,773  $10,253,924

OPERATING EXPENSES:
    Cost of Sales              1,712,315    2,041,945    5,255,176    6,820,026
    Selling, general
      and administrative         895,319      923,932    2,725,883    2,907,126
    Interest                      66,773       57,283      194,638      186,277
                             -----------  -----------  -----------  -----------
      Total operating
        expenses               2,674,407    3,023,160    8,175,697    9,913,429
                             -----------  ----------   -----------  -----------

Net (loss) income            $  (544,479) $   112,591  $  (810,924) $   340,495
                             ===========  ===========  ===========  ===========

Net (loss) income per
    common and common
    equivalent share         $      (.13) $       .03  $      (.19) $       .08
                             -----------  -----------  -----------  -----------

Average number of common
    and common equivalent
    shares outstanding         4,133,317    4,289,087    4,209,250    4,292,751
                             -----------  -----------  -----------  -----------


                           See notes to financial statements
                                         2.

                                DOTRONIX, INC.
                                --------------
                            STATEMENT OF CASH FLOWS
                            -----------------------
                                  (Unaudited)



                                                        Nine months ended
                                                             March 31,
                                                         1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                                  $  (810,924) $   340,495
  Adjustments to reconcile net (loss) income to
    cash provided by operating activities:
      Depreciation and amortization                      176,538      271,043
      Provision for loss on accounts
        receivable                                        75,000       60,000

  Changes in assets and liabilities:
      Accounts receivable                              1,030,206     (380,721)
      Inventories                                        144,612      333,296
      Prepaid expenses                                   (20,861)      (2,359)
      Other assets                                        (9,992)      23,442
      Accounts payable and accrued liabilities          (525,278)     (45,209)

        Net cash provided by
        operating activities                              59,301      599,987

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment             (48,867)     (55,650)

        Net cash used in investing activities            (48,867)     (55,650)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Common stock purchases                                (261,146)
  Proceeds from sale of stock                             66,262       12,460
  Borrowings on revolving and demand loans             7,873,127    9,758,474
  Repayments on revolving and demand loans            (8,442,582)  (9,996,813)

      Net cash (used in) provided by
        financing activities                            (764,339)    (225,879)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (753,905)     318,458

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF THE PERIOD                                        3,457,275    2,028,371

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                          $ 2,703,370  $ 2,346,829


                      See notes to financial statements.
                                      3.

                                DOTRONIX, INC.
                                ---------------

                         NOTES TO FINANCIAL STATEMENTS
                        ------------------------------

                                  (Unaudited)

A.   Basis of Presentation

     The balance sheet as of March 31, 1997, the statements of operations for the three and nine month periods ended March 31, 1997 and 1996 and the statements of cash flows for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for the periods ended March 31, 1997 and 1996 presented herein have been made.

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



B.   Common Stock Repurchases

     In November 1996, the Company decided to repurchase up to 250,000 shares of its common stock at current market prices. The Company believes the purchases represent an attractive use of a portion of the Company's cash. As of March 31, 1997 the Company had repurchased 240,200 shares for an aggregate cost of $261,146.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          -----------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

Revenue decreased 32% and 28%, respectively, for the quarter and nine months ended March 31, 1997 compared to the prior year. Revenues were down for the periods due primarily to the end of the FAA upgrade program and reduced shipments in the retail multimedia markets. The quarter ended December 31, 1995 also included a $350,000 price adjustment due to previous delays and cutbacks in the FAA program. Revenue is expected to continue at these lower levels for the fourth quarter. This trend could change dependent on the timely completion of the negotiations and agreements on several significant new contracts and introduction of new products.

Gross margin percentage for the quarter was 20% compared to 35% for the quarter ended March 31, 1996. Gross margin for the nine month period was 29% compared to 33% in the prior year period. The decreases are due primarily to the decrease in revenue referred to above while the fixed portion of manufacturing costs could not be reduced proportionately.

Selling, general and administrative expenses decreased $28,713, or 3% for the quarter and $181,243 or 6% for the nine months ended March 31, 1997, from the comparable prior year periods. Both the quarter and year to date decreases are due primarily to a decrease in bonus and commission expenses compared to the prior year.

Interest expense increased $9,490 and $8,361 for the three and nine month periods, respectively, compared to the prior year periods due mainly to fluctuations in borrowing levels.

There is no income tax charge for the three and nine month periods ended March 31, 1997 because the Company incurred a loss and the realization of the income tax benefit is not expected at this time.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On October 3, 1994, the Company entered into Amendment Number 3 to the Revolving Working Capital Loan commitment which has been in effect since October 10, 1991. This amendment provided for the payoff of all of the Company's other existing debt and consolidated it into two demand loans totaling $657,000 and a revolving loan with a maximum availability of $4,000,000. The loans continue to bear interest at 3% over the base rate (11.25% at March 31,1997) and are secured by all assets of the Company. The monthly principal payment on the demand loans is $10,950 The amendment also provided for a total minimum monthly interest payment based on the higher of the average daily outstanding principal balance or $2,000,000. The agreement now has an expiration date of October 11, 1997. The Company believes that the cash and cash equivalents on hand at March 31, 1997 and the future amounts available to it under the aforementioned credit agreement should be adequate to meet both short and long term capital needs. The Company anticipates that it will renew the current agreement or replace it.

During the nine months ended March 31, 1997 operations provided cash of $59,000, primarily from reductions in accounts receivable offset by the net loss and a decrease in accounts payable and accrued expenses. The Company received $66,000 from the issuance of shares of common stock upon exercise of options and warrants and used $261,000 to repurchase shares of common stock. Net payments on debt amounted to $569,000 and purchases of property, plant and equipment used $49,000. The overall result was to decrease cash by $754,000.

At March 31, 1997 working capital amounted to $6,174,000.

Item 6.   Exhibits and reports on Form 8-K

          (a)Exhibits
               Exhibit 27......Financial Data Schedule


          (b)No reports on Form 8-K were issued during the quarter.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1997
                                       DOTRONIX, INC.


                                       By /s/ William S. Sadler
                                       ------------------------
                                       William S. Sadler,
                                       President and
                                       Treasurer
                                       (Principal Executive
                                       Officer)


                                       By /s/ William S. Sadler
                                       ------------------------
                                       William S. Sadler,
                                       President and
                                       Treasurer
                                       (Principal Financial
                                       Officer)