Form 10KSB
period 1997-06-30
DOTRONIX INC
filed 1997-09-30
CIK 351809

                                                                CONFORMED COPY


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                                          Commission
ended June 30, 1997                                     File No. 0-9996

                                  DOTRONIX, INC.
-----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Minnesota                                      41-1387074
---------------------------------                    ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation of organization)                       Identification No.)

       160 First Street S.E.
     New Brighton, Minnesota                              55112-7894
----------------------------------------              ------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:        (612) 633-1742

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: COMMON STOCK
                                                             $.05 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No      .
   -------    ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State issuer's revenues for its most recent fiscal year:   $9,940,868

The aggregate market value of voting stock held by nonaffiliates of the registrant's common stock, as of September 9, 1997 was approximately $2,764,276 (based on the last sale price of such stock as reported by NASDAQ Stock Market).

The number of shares outstanding of the registrants common stock, as of September 9, 1997 was 4,040,335.

A portion of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated into Part III as set forth therein.

                                     PART I

This Form 10-KSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

During the year ended June 30, 1997, the Company's operations were impacted by a significant decrease in revenues. The Company was unable to reduce costs to offset the revenue decrease. In an effort to increase revenues, the Company is attempting to expand its products to new market niches. Unless the Company is successful in the effort to increase revenues in the future, the Company may be required to adjust its cost structure to a level that could be supported by its revenues. There can be no assurance that the Company will be able to develop additional markets for its products or that revenue will remain at current levels or increase in the future.

Item 1. Business
----------------

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

The image on a CRT display or CCTV monitor is produced by magnetically guiding an interruptible stream of electrons against the back of a phosphorescent screen. This stream of electrons strikes against the back of a phosphorescent screen. When the stream of electrons strikes the back of the screen a bright area is produced, and when it is interrupted a dark area appears. In a medium-resolution unit the stream of electrons scans the screen of 525 horizontal lines 30 times per second, so that the series of light and dark areas produced appears as a steady coherent image to the viewer. High-resolution displays scan a greater number of lines, in some instances at greater speed, thus producing a clearer image on the screen.

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

Marketing
---------

The Company believes that the market for CRT displays and CCTV monitors is extensive and diverse. As described above, CRT displays and CCTV monitors are used in a wide variety of computer-based information systems and video-based systems. The Company's principal marketing effort is directed toward the OEMs of the various systems in which displays and monitors are used. Company personnel work with these OEMs in order to determine the OEMs' technical needs and cost objectives and to adapt the Company's designs accordingly. This adaptation process typically entails specification of the components to be used within the Company's standard design in order to meet these needs and objectives. Greater degrees of customization are required, however, for certain display applications.

The Company's present customer base consists of 200 OEMs and system integrators located predominantly in the United States, with 5% of the Company's revenues during the year ended June 30, 1997 consisting of sales to customers in Europe, Canada, and the Far East. Sales to the Company's five largest customers accounted for 44% of its revenues during the year ended June 30, 1997. Four separate customers have accounted for 10% or more of revenues during one or more of the last fiscal years. Their respective percentages of revenue by fiscal year are as follows:


                          1997         1996        1995
                       ----------   ----------  -----------
Customer A                  14%          7%         5%
Customer B                   9%         10%        14%
Customer C                   8%         10%        11%
Customer D                   -          23%        19%

In order to meet the diverse requirements of OEMs, the Company markets its products directly to such manufacturers through its own technically trained sales employees. The Company employs salespersons in St. Paul, Minnesota, Eau Claire, Wisconsin, Los Angeles, California and Eatontown, New Jersey. The Company's CRT displays and CCTV monitors are priced in the range from $100 to $10,000; depending on size and other specifications, degree of adaptation required and quantity.

Competition
-----------

The Company believes that competition in the market for CRT displays and CCTV monitors is generally based on price, product performance, product availability and customer service. A number of other domestic and foreign companies, including Panasonic Company, Sony, Tatung Company, Conrac Corporation, Tektronix, Inc., Philips Electronics, Ltd., and Mitsubishi Electronic Corporation, presently manufacture CRT displays and CCTV monitors and market them to OEMs. In addition, some OEMs produce their own CRT displays and CCTV monitors. Many of the companies in CRT display and CCTV monitor market have substantially greater resources than the Company.

The Company also faces potential competition from other, non-CRT based information display technologies, such as liquid crystal displays and other flat-panel displays. The Company believes, however that such alternative technologies have not yet proven economical and effective in most applications in which the Company's products are used. The development of an economical and effective flat-panel display could have an adverse effect on the Company's business; therefore, the Company is following developments closely and evaluating the potential use of this technology in its product lines.

Manufacturing and Suppliers
---------------------------

The Company purchases the components of its CRT displays and CCTV monitors from outside suppliers and manufactures, assembles, and tests these components at its New Brighton, Minnesota and Eau Claire, Wisconsin facilities. The components of CRT displays and CCTV monitors include standardized CRTs, magnetic deflection yokes and transformers, power sources and other standardized electronic components as well as printed circuit boards and chassis manufactured to the Company's specifications. The Company believes that such standardized components generally are available from more than one source of supply and numerous manufacturers of components to specification are available. In the manufacturing process transistors, capacitors and other electronic components are inserted into holes drilled in a printed circuit board. The components are then flow-soldered to the circuit board and then the CRT, deflection yoke and the power source are mounted on the chassis and hand wired. The completed units are then put through a series of quality control tests plus a burn-in period before shipped to the customer.

Government Regulations
----------------------

The Company's products, or products into which they are incorporated, must be certified by officials of the Department of Health and Human Services as complying with regulations limiting the amount of radiation that may be emitted by CRT displays and CCTV monitors. The Company has been able to obtain such approvals without material delay. The Company has received exemption from certain of the certification procedures under an exception contained in the regulations which reduces the administrative burden of such certification procedures. In addition, the Company's products are subject to Federal Communications Commission regulations limiting the amount of radio noise emissions form computing devices. The Company has been able to obtain the necessary certifications in a timely manner.

Personnel
---------

As of June 30, 1997 the Company had 116 full-time employees. The Company believes that its relationship with its employees is satisfactory. None of the Company's employees are covered by collective bargaining agreements.

Sales Backlog: Research and Development
---------------------------------------

The Company's sales backlog expected to be shipped by the end of the next fiscal year was approximately $4.5 million at June 30, 1997 and $8 million at June 30, 1996. The Company believes that the dollar amount of backlog at a given date is not necessarily indicative of sales for any succeeding period. For example, certain regular customers of the Company place frequent orders on a short term basis only.

Research and development costs totaled approximately $302,000 for fiscal 1997, $297,000 for fiscal 1996 and $284,000 for fiscal 1995.

Item 2. PROPERTIES
------------------

The Company's corporate offices and certain manufacturing operations are located in a building that is approximately 17,000 square feet in New Brighton, Minnesota. The Company also leases in New Brighton under a five year lease expiring March 1998, approximately 22,000 square feet of warehouse space from a company wholly owned by William S. Sadler, president of the Company, at a rental rate of $5,457 per month. The lease has a renewal option for five additional years at the same rate. The Company utilizes, on a month to month rental basis, approximately 4,500 square feet in New Brighton, Minnesota at $1,750 per month, from another wholly owned by William S. Sadler. Dotronix' office and manufacturing facility in Eau Claire, Wisconsin is located in an approximately 33,600 square foot building owned by the Company. Dotronix, Inc. is also leasing 6,000 square feet of storage space on a month to month basis, from an unaffiliated party, for $780 per month.

Item 3. LEGAL PROCEEDINGS
-------------------------
None

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------
None

                                    PART II

Item 5. MARKET FOR REGISTRANTS COMMON EQUITY
---------------------------------------------
        AND RELATED STOCKHOLDER MATTERS
        -------------------------------

The Company's Common Stock has been quoted on the NASDAQ Stock Market since October 21, 1986 under the symbol "DOTX". The following table sets forth the range of high and low closing sales prices of the Common Stock in the NASDAQ Stock Market as reported by NASDAQ.

FISCAL YEAR ENDED JUNE 30, 1997                 HIGH            LOW

First Quarter.........................        $   2             $1-1/4
Second Quarter........................         1-13/16             1
Third Quarter.........................          1-3/8              1
Fourth Quarter........................          1-5/16             1

FISCAL YEAR ENDED JUNE 30, 1996                 HIGH            LOW

First Quarter.........................       $2-13/16          $2-1/8
Second Quarter........................        2-11/16           1-5/8
Third Quarter.........................         2-1/16           1-1/2
Fourth Quarter........................         1-7/8            1-1/4


As of June 30, 1997, there were 377 record holders of the Company's Common Stock. The Company has not paid dividends on its Common Stock and does not expect to pay cash dividends for the foreseeable future. The Company's borrowing arrangement prohibits the payment of cash dividends. The Company's current policy is to retain any earnings to finance operations.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

Results of Operations:
---------------------

The Company's revenues decreased $4,635,391 (32%) during the fiscal year ended June 30, 1997 and decreased $1,463,637 (9%) during the fiscal year ended June 30, 1996 from the respective preceding fiscal years. The decrease for fiscal 1997 was mainly due to the completion of the FAA upgrade program and decreased video wall shipments caused by reduced needs by two major customers of this product. The decrease for fiscal 1996 was mainly due to decreased multimedia units shipped caused by financial difficulties at a major end user.

Three customers comprised 31% of the total 1997 sales of the Company. In addition a fourth customer comprised 23% of 1996 sales and 19% of 1995 sales. The respective percentages of revenue by fiscal year are as follows:


                  1997        1996      1995
                ---------  ---------  ---------
Customer A          14%         7%         5%
Customer B           9%        10%        14%
Customer C           8%        10%        11%
Customer D           -         23%        19%


The Company's gross margin was 25% in fiscal 1997, 35% in fiscal 1996 and 32% in fiscal 1995. The decrease in fiscal 1997 was due primarily to the completion of the FAA upgrade program and reduced manufacturing utilization as a result of reduced product shipments. The increase in 1996 was due primarily to favorable product mix and the recording of a $350,000 price adjustment on the FAA upgrade program.

Selling, general, and administrative expenses decreased 11% and increased 4% in fiscal 1997 and 1996, from their respective preceding years. The decrease in fiscal 1997 was due to reduced personnel and other costs in all areas as well as an elimination of bonus expense due to the financial results for the year. The increase in fiscal 1996 was due to the addition of two sales people and increased advertising expenditures.

Interest expense increased 5% during the year ended June 30, 1997 and increased 4% during the year ended June 30, 1996 from the respective preceding years. Both increases were caused by higher borrowing levels on the Revolving Working Capital Loan as compared to the previous fiscal years.

As of June 30, 1997 the Company had available income tax operating loss carryforwards of approximately $1,431,000 that can be used to offset future taxable income.

Effects of Inflation
--------------------

The Company believes that its revenues and results of operations have not been significantly affected by inflation during the three years ended June 30, 1997.

Financial Condition, Liquidity and Capital Resources:
-----------------------------------------------------

On October 3, 1994, the Company entered into Amendment Number Three to the Revolving Working Capital Loan commitment which had been in effect since October 10, 1991. This amendment provided for the payoff of all of the Company's other existing debt and consolidated it into two demand loans totaling $657,000 and a revolving loan with a maximum availability of $4,000,000. The loans continue to bear interest at 3% over the base rate (11.5% at June 30, 1997) and are secured by all the assets of the Company. The amendment also provides for a total minimum monthly interest payment based on the higher of the average daily outstanding principal balance or $2,000,000. This agreement has an expiration date of October 11, 1997. The Company expects to negotiate and close on a new financing arrangement prior to the expiration of the current agreement. While the Company is negotiating a new financing agreement, there can be no assurance that a new financing agreement will be consummated. If the Company is unable to obtain new financing the Company's cash flow position could be negatively impacted.

The loan agreement contains covenants which, among other things, prohibit the payment of dividends. The Company was either in compliance with these covenants on June 30, 1997 or such noncompliance was subsequently waived.

During fiscal year 1997 65,000 shares of common stock were issued upon exercise of warrants and 1,200 shares were issued upon exercise of stock options. Total proceeds from these transactions were $68,762.

During fiscal year 1996 25,000 shares of common stock were issued upon exercise of warrants and 20,721 shares were issued upon exercise of stock options. Total proceeds from these transactions were $48,661.

In addition, during fiscal year 1997 the Company announced its intention to repurchase up to 250,000 shares of its common stock. As of June 30, 1997 a total of 246,800 shares had been repurchased for a total of $267,952.

Cash Flow
---------

During the fiscal year 1997 cash flows used in operating activities were $112,000. Through the repayment of debt $464,000 of cash was consumed. Equity transactions consumed $199,000 of cash during fiscal 1997 as well. Purchases of equipment used $49,000 of cash. Overall cash decreased $875,000.

During fiscal year 1996 cash flows from operations provided approximately $1,264,000 due mainly to net income and depreciation and amortization. Financing activities provided $233,000 from net borrowings on the revolving loan and proceeds from stock option and warrant exercises. Purchases of equipment used $69,000. Overall cash increased approximately $1,429,000.

During fiscal year 1995 cash flows from operations provided approximately $983,000 due mainly to its net income for the year. Financing activities, primarily proceeds from the exercise of warrants and options for common shares, provided approximately $512,000. Property, plant and equipment purchases used approximately $45,000. Overall, cash increase $1,450,000.

At June 30, 1997, working capital was $5,622,723.

The Company has no material commitments for capital expenditures.

Item 7. FINANCIAL STATEMENTS
----------------------------

The financial statements of the Company are included (with an index listing all such statements) in a separate financial section at the end of this Annual Report on Form 10-KSB.

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
------------------------------------------------------------------------------
        DISCLOSURE
        ----------

None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
------------------------------------------------------------
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
        ----------------------------------------------------------

See Part I of this report. Pursuant to General Instruction E(2), reference is made to information contained under the heading "Election of Directors" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 3, 1997, which information is incorporated herein.

Executive Officers of the Company
---------------------------------

The executive officers of the Company who are not also directors of the Company are as follows:


      Name            Age           Position
      ----            ---           --------
Robert J. Andrews      54   Vice President, Operations
Erling J. Anderson     46   Chief Financial Officer

Robert J. Andrews has been Vice President, Operations of the Company since 1986. He has been employed by the Company since 1982 as Operations Manager. Prior to joining the company Mr. Andrews was the Director of Operations of Audiotronics Corporation.

Erling J. Anderson has been Chief Financial Officer of the Company since June of 1997. Prior to joining the company Mr. Anderson was Director of Financial Plans and Controls for U.S. Operations, Computing Devices International; a division of Ceridian, Inc.

Item 10. EXECUTIVE COMPENSATION
-------------------------------

Pursuant to General Instruction of E(2), reference is made to information contained under the heading "Executive Compensation" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 3, 1997, which information is incorporated herein.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------------------------------------------------------
         AND MANAGEMENT
         --------------

Pursuant to General Instruction E(2), reference is made to information contained under the heading "Voting Securities and Principal Holders" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 3, 1997, which information is incorporated herein.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Pursuant to General Instruction E(2), reference is made to information contained under the heading "Certain Transactions" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 3, 1997, which information is incorporated herein.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)    Listing of Exhibits
       -------------------

Exhibit
Number                            Description
-------                           -----------

3.1 Articles of Incorporation, as amended to date of this report (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1988.

3.2 Bylaws of the Company (incorporated by reference to exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

4.1 Specimen certificate representing the Company's Common Stock (incorporated by reference to exhibit 3(a) to Amendment No. 2 to the Company's Registration Statement on Form S-18, File No. 2-71333C).

10.1 Amended and Restated Employment Agreement of William S. Sadler dated January 1, 1995 (incorporated by reference to exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended June 30,
          1995).

10.2 Lease for land and building located at 60 Cleveland Avenue S.E., New Brighton, Minnesota (incorporated by reference to exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1993).

10.3 Amendment of Lease for land and building located at 50 Cleveland Avenue S.E., New Brighton, Minnesota (incorporated by reference to exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1993).

10.4 Dotronix, Inc. 1989 Stock Option and Restricted Stock Plan (incorporated by reference to exhibit 10.9 to the Company's Annual report on Form 10-K for the year ended June 30, 1990.

10.5 Form of Revolving Working Capital Loan Agreements (incorporated by reference to exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 1991). Amendment No. 1 of the
          Revolving Working Capital Loan Agreements (incorporated by reference to exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1993).

10.6 Amendment No. 2 and Amendment No. 3 to Revolving Working Capital Loan Agreements (incorporated by reference to exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended June 30,
          1995).

10.7 Dotronix, Inc. Non-employee Director Stock Option Plan (incorporated by reference to exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1992).

23        Independent Auditors' Consent (filed herewith).


27        Financial Data Schedule (filed herewith).


(b)   Reports on Form 8-K
      -------------------

      No reports are filed on Form 8-K during the quarter ended June 30,1997.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DOTRONIX, INC.

Date:  September 11, 1997      By  /s/ William S. Sadler
                                   -------------------------------------
                                       William S. Sadler, President

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                               Signature
----                               ---------

September 11, 1997         By /s/ William S. Sadler
                              ----------------------------------------
                              William S. Sadler, President, Treasurer and
                              Director


September 11, 1997         By /s/ Erling J. Anderson
                              ----------------------------------------
                              Erling J. Anderson, Chief Financial Officer


September 11, 1997         By /s/ Ray L. Bergeson
                              ----------------------------------------
                              Ray L. Bergeson, Director


September 11, 1997         By /s/ Robert J. Snow
                              ----------------------------------------
                              Robert J. Snow, Director


September 11, 1997         By
                              ----------------------------------------
                              Edward L. Zeman, Director


September 11, 1997         By /s/ L. Daniel Kuechenmeister
                              ----------------------------------------
                               L. Daniel Kuechenmeister, Director

DOTRONIX, INC.




                         Index to Financial Statements


         Independent auditors' report..........................  F-2
         Balance sheets........................................  F-3
         Statement of operations...............................  F-5
         Statements of stockholder's equity....................  F-6
         Statements of cash flows..............................  F-7
         Notes to financial statements.........................  F-8

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Dotronix, Inc.
New Brighton, Minnesota

We have audited the accompanying balance sheets of Dotronix, Inc. (the Company) as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dotronix, Inc. as of June 30, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

September 4, 1997
Minneapolis, Minnesota

BALANCE SHEETS
DOTRONIX, INC.

ASSETS (NOTE C)

                                                                            June 30
                                                                  -----------------------------
                                                                      1997             1996
                                                                  ------------    -------------
CURRENT ASSETS:
   Cash and cash equivalents                                        $2,582,679      $ 3,457,274
   Accounts receivable, less allowance for doubtful
    accounts of  $136,597 and $55,441 respectively                   1,886,093        2,642,132
   Inventories (Note A)                                              3,550,924        4,239,436
   Prepaid expenses                                                     72,603           79,785
                                                                  ------------    -------------
           TOTAL CURRENT ASSETS                                      8,092,299       10,418,627

PROPERTY, PLANT AND EQUIPMENT (Notes A and B)                        1,008,289        1,123,958

OTHER ASSETS:
   Excess of cost over fair value of net assets acquired,
    less amortization (Note A)                                         701,977          773,975
   License agreement, less amortization (Note A)                        45,000               --
   Other                                                                   725           39,095
                                                                  ------------    -------------
                                                                    $9,848,290      $12,355,655
                                                                  ============    =============



See Notes to Financial Statements

BALANCE SHEETS CONTINUED
DOTRONIX, INC.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            June 30
                                                                  -----------------------------
                                                                      1997             1996
                                                                  ------------    -------------
CURRENT LIABILITIES:
   Revolving loan (Note C)                                         $ 1,472,864       $1,937,280
   Accounts payable                                                    631,176          783,597
   Salaries, wages and payroll taxes                                   235,978          532,971
   Other accrued liabilities                                           129,558          102,805
                                                                  ------------    -------------
           TOTAL CURRENT                                             2,469,576        3,356,653
           LIABILITIES

COMMITMENTS AND CONTINGENCIES (Notes D and H)

STOCKHOLDERS' EQUITY (Notes C and E )
   Common stock, $.05 par value, 12,000,000 shares authorized,
    4,040,335 and 4,218,935 shares issued and outstanding
    respectively                                                       202,017          210,947
   Additional paid-in capital                                       10,797,043       10,987,304
   Accumulated  deficit                                             (3,620,346)      (2,199,249)
                                                                  ------------    -------------
           TOTAL STOCKHOLDERS'                                       7,378,714        8,999,002
           EQUITY
                                                                  ------------    -------------
                                                                   $ 9,848,290      $12,355,655
                                                                   ===========    =============



See Notes to Financial Statements

STATEMENT OF OPERATIONS
DOTRONIX, INC.

                                                                          Year ended June 30
                                                --------------------------------------------------------------
                                                      1997                   1996                   1995
                                                ---------------         --------------        ----------------
REVENUES (Note G)                                    $ 9,940,868           $14,576,259             $16,039,896

COSTS AND EXPENSES:
        Cost of sales                                  7,468,947             9,401,912              10,984,090
        Selling, general, and administrative           3,628,459             4,080,387               3,917,238
        Interest                                         264,559               252,660                 244,037
                                                ---------------         --------------        ----------------
                                                      11,361,965            13,734,959              15,145,365
                                                ---------------         --------------        ----------------
NET (LOSS) / EARNINGS                                $(1,421,097)          $   841,300             $   894,531
                                                ================        ==============        ================


NET (LOSS) /EARNINGS PER COMMON
AND COMMON EQUIVALENT SHARE                               $(0.34)                $0.20                   $0.22


AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                          4,157,233             4,289,618               4,117,410




See Notes to Financial Statements

STATEMENTS OF STOCKHOLDERS' EQUITY
DOTRONIX, INC.



                                  Common stock                       Additional
                      ---------------------------------------         paid-in            Accumulated
                          Shares                    Amount            capital              deficit            Total
                      --------------            -------------      --------------      ---------------    ---------------
BALANCES AT
JUNE 30, 1994              3,771,696                 $188,585         $10,557,765          $(3,935,080)       $ 6,811,270

Common stock
issued                       401,518                   20,076             383,164                                 403,240

Net income                                                                                     894,531            894,531
                      --------------            -------------      --------------      ---------------    ---------------
BALANCES AT
JUNE 30, 1995              4,173,214                  208,661          10,940,929           (3,040,549)         8,109,041

Common stock
issued                        45,721                    2,286              46,375                                  48,661

Net income                                                                                     841,300            841,300
                      --------------            -------------      --------------      ---------------    ---------------
BALANCES AT
JUNE 30, 1996              4,218,935                  210,947          10,987,304           (2,199,249)         8,999,002

Common stock
issued                        68,200                    3,410              65,352                                  68,762

Common stock
repurchased                 (246,800)                 (12,340)           (255,613)                               (267,953)

Net loss                                                                                    (1,421,097)        (1,421,097)
                      --------------            -------------      --------------      ---------------    ---------------
BALANCES AT
JUNE 30, 1997              4,040,335                 $202,017         $10,797,043          $(3,620,346)       $ 7,378,714
                      ==============            =============      ==============      ===============     ==============



See Notes to Financial Statements

STATEMENTS OF CASH FLOWS
DOTRONIX, INC.

                                                                         1997             1996              1995
                                                                     -------------    -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)/earning                                              $(1,421,097)     $   841,300       $    894,531
       Adjustments to reconcile net (loss)/income to net
        cash provided by (used in) operating activities:

         Depreciation and amortization                                     241,325          305,277            375,683
         Provision for loss and accounts receivable                        160,846           33,846
         Change in assets and liabilities:
            Accounts receivable                                            674,882         (298,179)           (89,416)
            Inventories                                                    608,823          442,718            (10,421)
            Prepaid expenses                                                 7,182            7,990            (15,836)
            Other assets                                                    38,370           28,131            (64,071)
            Accounts payable and accrued liabilities                      (125,668)         (59,727)          (415,146)
            Salaries, wages and payroll taxes payable                     (296,993)         (36,931)           307,325
                                                                     -------------    -------------     --------------
               NET CASH (USED IN) PROVIDED BY
                OPERATING ACTIVITIES                                      (112,330)       1,264,425            982,649

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property, plant and equipment                          (48,658)         (68,666)           (45,435)
       Purchase of License Agreement                                       (50,000)
       Proceeds from disposal of equipment                                                                         500
                                                                     -------------    -------------     --------------
               NET CASH USED IN
                INVESTING ACTIVITIES                                       (98,658)         (68,666)           (44,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                               68,762           48,661            403,240
       Repurchase of common stock                                         (267,953)              --
       Borrowings on revolving loan                                     10,170,384       14,490,077         17,216,445
       Repayments on revolving loan                                    (10,634,800)     (14,305,594)       (16,254,678)
       Payments on other long-term obligations                                                                (132,942)
       Payments on bank loans                                                                                 (720,000)
                                                                     -------------    -------------     --------------
               NET CASH (USED IN) PROVIDED
                BY FINANCING ACTIVITIES                                   (663,607)         233,144            512,065
                                                                     -------------    -------------     --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (874,595)       1,428,903          1,449,779

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR                                                     3,457,274        2,028,371            578,592
                                                                     -------------    -------------     --------------
CASH AND CASH EQUIVALENTS
AT END YEAR                                                             $2,582,679       $3,457,274         $2,028,371
                                                                     =============    =============     ==============



See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS
DOTRONIX, INC.


YEARS ENDED JUNE 30, 1997, 1996 AND 1995.

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS:
The Company designs, manufactures and markets monochrome and color cathode ray tube (CRT) displays and closed circuit television (CCTV) monitors for a broad range of applications. CRT displays are used to display alphanumeric information and graphics in market quotation systems, word processing systems, computer-aided design, manufacturing and engineering (CAD/CAM/CAE) systems, desktop publishing systems and other computer based information systems. CCTV monitors are used to display video images generated by medical imaging systems, closed-circuit surveillance systems, studio monitor systems and other video-based systems.

During the year ended June 30, 1997, the Company's operations were impacted by a significant decrease in revenues. The Company was unable to reduce costs to offset the revenue decrease. In an effort to increase revenues, the Company is attempting to expand its products to new market niches. Unless the Company is successful in the effort to increase revenues in the future, the Company may be required to adjust its cost structure to a level that could be supported by its revenues. There can be no assurance that the Company will be able to develop additional markets for its products or that revenue will remain at current levels or increase in the future.

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

INVENTORIES:
Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories include material, direct labor and overhead and consist of the following:

                                        June 30
                              1997                    1996
                           ----------              ----------
Raw Materials........      $2,591,608              $3,111,361
Work-in-process......         598,524                 682,854
Finished goods.......         360,792                 445,221
                           ----------              ----------
                           $3,550,924              $4,239,436
                           ==========              ==========


PROPERTY, PLANT AND EQUIPMENT
Depreciation is provided using the straight-line method over estimated useful lives of 25 years for buildings, five years for laboratory equipment, office furniture and fixtures and data processing equipment and three years for transportation equipment. Building improvements are depreciated over the remaining useful life of the building at the time of the improvement.

AMORTIZATION OF INTANGIBLE ASSETS:
Goodwill, related to the acquisition of a subsidiary which was merged into Dotronix, Inc., is amortized using the straight-line method over a 20 year period. In accordance with SFAS No. 121, the Company evaluates impairment of long lived assets by considering the future cash flows and profitability resulting from the asset. Accumulated amortization against this asset was $738,000 and $666,000 at June 30, 1997 and 1996 respectively.

In fiscal year 1997 the Company acquired license rights to a new product at a cost of $50,000 for a period of five years. This license is being amortized on a straight-line basis over the 5 year license period. Accumulated amortization against this asset was $5,000 at June 30, 1997.

RECOGNITION OF REVENUE:
The Company recognizes revenue upon shipment of products to the customer.

EARNINGS (LOSS) PER SHARE:
Net income (loss) per share has been computed by dividing the net income (loss) by the weighted average number of common and common equivalent shares outstanding during each period. Outstanding stock options and warrants have not been considered in the calculation for 1997 as they have an antidilutive effect. Net income (loss) per share assuming full dilution would be the same.

ACCOUNTING ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS:
Statement of Financial Accounting Standards(SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" was issued in March 1995 and was adopted in fiscal 1997. The impact to the Company of adopting this statement was immaterial. In accordance with SFAS 121, if the estimated future discounted cash flows are less than the carrying amount, an impairment loss would be recognized based on the discounted cash flows if the asset.

NEW ACCOUNTING STANDARDS:
SFAS No. 128 "Earnings per Share" was issued in February 1997 and will be adopted in the second quarter of fiscal 1998. The adoption of SFAS No. 128 is not expected to have a significant impact on the calculation of earnings per share as currently reported.

B.    PROPERTY, PLANT AND EQUIPMENT

                                                      JUNE 30
                                               1997              1996
                                           -----------       ------------
Cost:
      Land................................ $  182,509         $  182,509
      Building & Building Improvements....  1,344,006          1,344,005
      Machinery and laboratory equipment..  3,350,977          3,341,969
      Office furniture and fixtures.......    711,591            686,156
      Data processing equipment...........    776,715            762,501
      Transportation equipment ...........     38,060             38,060
                                           ----------         ----------
                                           $6,403,858         $6,355,200

Less: Accumulated depreciation
      and amortization...................   5,395,569          5,231,242
                                           ----------         ----------
                                           $1,008,289         $1,123,958
                                           ==========         ----------
C.    Financing arrangements

On October 3, 1994, the Company entered into Amendment Number Three to the Revolving Working Capital Loan commitment which had been in effect since October 10, 1991. This amendment provided for the payoff of all of the Company's other existing debt and consolidated it into two demand loans totaling $657,000 and a revolving loan with a maximum availability of $4,000,000. The loans continue to bear interest at 3% over the base rate (11.5% at June 30, 1997) and are secured by all the assets of the Company. The monthly principal payment on the demand loans is $10,950. The amendment also provides for a total minimum monthly interest payment based on the higher of the average daily outstanding principal or $2,000,000. The agreement has an expiration date of October 11, 1997. Based on the value of the pledged assets at June 30, 1997, the Company had additional available borrowings of approximately $435,000.

The loan agreement contains covenants which, among other things, prohibit the payment of dividends. The Company was either compliance with the covenants on June 30, 1997 or such noncompliance was subsequently waived.

The Company expects to negotiate and close on a new financing arrangement prior to the expiration of the current agreement. While the Company is negotiating a new financing agreement, there can be no assurance that a new financing agreement will be consummated. If the Company is unable to obtain new financing the Company's cash flow position could be negatively impacted.

D.    COMMITMENTS AND CONTINGENCIES

The Company has no capital lease liabilities at June 30, 1997. Warehouse facilities, office equipment and vehicles are leased under operating leases. Total operating lease rent expense for the Company for the years ended June 30, 1997, 1996, and 1995 was $180,000, $168,000 and $150,000, respectively. Minimum future obligations on these operating leases at June 30, 1997 are as follows:


         Year ending June 30:
         1998....................... $  89,000
         1999.......................    28,000
         2000.......................    11,000
                                     ---------
                                     $ 128,000
                                     =========


E.    Stockholders' equity

The Company has an incentive stock option plan for employees for the granting of options to purchase up to 500,000 shares of the Company's stock. The Company also has a Nonemployee Director Stock Option Plan for the granting of options to purchase up to 100,000 shares of the Company's common stock. Each nonemployee director is automatically granted, on the first business day following the Company's annual meeting, 500 shares of common stock and an option to purchase an additional 2,500 shares of common stock. New directors receive an initial grant, following the first board meeting at which such director is elected, of an option to purchase 5,000 shares of common stock.

   A summary of the status of the Company's stock options are presented below

                                  Year Ended 6/30/95    Year Ended 6/30/96    Year Ended 6/30/97
                                 --------------------   -------------------  --------------------
                                            Wgtd Avg              Wgtd Avg              Wgtd Avg
                                  Shares   Exer Price   Shares   Exer Price   Shares   Exer Price
                                  ------   ----------  --------  ----------  -------   ----------
Outstanding at beginning of year 195,887      $1.25    287,530     $1.53     258,832      $1.57
  Granted                        136,019      $1.81     11,000     $2.05      10,000      $1.64
  Exercised                      (21,518)     $1.08    (19,030)    $1.07      (1,200)     $1.05
  Canceled                       (22,948)     $2.03    (20,668)    $1.82      95,622      $1.42
                                 -------      -----    -------     -----     -------      -----
Outstanding at end of year       287,530      $1.53    258,832     $1.57     172,010      $1.66
                                 =======      =====    =======     =====     =======      =====
Options exercisable at year end  130,289      $1.41    118,760     $1.39     144,900      $1.55
                                 =======      =====    =======     =====     =======      =====
Options available for future     157,241               140,072                27,110
 grant                           =======               =======               =======


In 1997 the Company adopted SFAS No. 123 "Accounting for Stock Based Compensation." The Company has elected to continue following the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" for measurment and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the plans when the exercise price of the options are at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determinied based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's 1997 and 1996 net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                 1997             1996
                            --------------    --------------
Net (loss) earnings
  As reported                $(1,421,097)        $841,300
  Pro forma                  $(1,421,097)        $841,300
Earnings per share
  As reported                      $(.34)            $.20
  Pro forma                        $(.34)            $.20

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results.

                               1997           1996
                           -------------  -------------
Dividend yield                 None           None
Risk free interest rate        7%             7%
Expected life                  10 years       10 years
Expected volatility            53%            53%
Expected fair value of
 options on grant date         $8,438         $76,422

The following table summarizes information about stock options outstanding at June 30,1997.

              Options Outstanding                       Options Exercisable
-----------------------------------------------   ----------------------------
    Number     Contractual Life     Average          Number        Average
 Outstanding       (Years)       Exercise Price   Exercisable   Exercise Price
------------  -----------------  --------------   -----------   --------------
      8,013          2.5             $2.13            8,013          $2.13
     11,710          4.0             $1.19           11,710          $1.19
     15,000          3.5             $1.63           15,000          $1.63
      7,500          5.4             $1.56            7,500          $1.56
     23,808          5.9             $0.78           23,808          $0.78
     10,759          5.9             $0.86           10,759          $0.86
      7,500          6.4             $1.25            7,500          $1.25
     12,500          7.4             $1.31           12,500          $1.31
     32,702          8.0             $2.31           16,351          $2.31
     21,518          8.0             $2.54           10,759          $2.54
      1,000          8.3             $1.25            1,000          $1.25
     10,000          8.4             $2.13           10,000          $2.13
     10,000          9.4             $1.64           10,000          $1.64
------------  -----------------  --------------   -----------   --------------
    172,010          6.5             $1.66          144,900          $1.55
============  =================  ==============   ===========   ==============

F.    Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

A reconciliation of the Company's income tax provision that would be provided based on a statutory federal income tax rate of 35% to the Company's effective rate is as follows:

                                                     Year ended June 30
                                        ---------------------------------------------
                                           1997             1996             1995
                                        -----------      ----------      ------------
Computed tax(benefit) provision at
federal tax rate...................       ($497,000)      $ 294,500         $ 304,000
Change in valuation allowance......         470,000        (292,000)         (338,000)
State income tax expense...........
Permanent differences..............          29,000           5,900            34,000
Graduated tax benefit..............          14,000          (8,400)
Other..............................         (16,000)
                                        -----------      ----------      ------------
Provision (benefit)                       $       0       $       0         $       0
                                        -----------      ----------      ------------


Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

                                                    Year ended June 30,1997
                                         ---------------------------------------------------
                                            Assets           Liabilities           Total
                                         -------------      -------------       ------------
Tax depreciation greater than book       $                       $ (9,974)      $     (9,974)
Net operating loss carryforward...             486,477                               486,477
Accrual for obsolete inventory....             371,031                               371,031
Inventory costs capitalized.......              97,668                                97,668
Tax credit carryforward...........              93,368                                93,368
Allowance for doubtful accounts...              46,443                                46,443
Accrual for warranty reserve......              16,549                                16,549
Prepaid insurance.................                                (22,798)           (22,798)
Accrual for vacation..............              21,781                                21,781
Accrual for health insurance......              18,726                                18,726
Other.............................               6,355             (3,194)             3,161
Valuation allowance...............          (1,122,432)                           (1,122,432)
                                         -------------      -------------       ------------
                                         $      35,966           $(35,966)       $         0
                                         -------------      -------------       ------------


                                           Year ended June 30,1996
                                     -----------------------------------
                                        Assets    Liabilities    Total
                                     -----------  -----------  ---------
Tax depreciation greater than book   $            $(13,849)    $ (13,849)
Net operating loss carryforward...       77,825                   77,825
Accrual for obsolete inventory....      343,937                  343,937
Inventory costs capitalized.......      114,327                  114,327
Tax credit carryforward...........       82,145                   82,145
Allowance for doubtful accounts...       18,850                   18,850
Accrual for warranty reserve......        8,030                    8,030
Prepaid insurance.................                 (25,107)      (25,107)
Accrual for vacation..............       24,781                   24,781
Accrual for health insurance......       17,922                   17,922
Other.............................        7,172     (3,192)        3,980
Valuation allowance...............     (652,841)                (652,841)
                                     ----------   ---------     ----------
                                     $   42,148   $(42,148)    $       0
                                     ----------   ---------     ----------


At June 30, 1997, the Company has federal income tax net operating loss carryforwards of approximately $1,431,000 which will expire through 2012 and has for Minnesota income tax purposes loss carryforwards of $585,000 which will expire beginning in 2004. the Company also has general business tax credit carryforwards of approximately $93,000 which will expire from fiscal 2002 through 2006.

G.    SIGNIFICANT CUSTOMERS AND OTHER INFORMATION ON OPERATIONS

Three customers comprised 31% of the total 1997 sales of the Company. In addition a fourth customer comprised 23% of 1996 sales and 19% of 1995 sales. The respective percentages of revenue by fiscal year are as follows:


                1997       1996          1995
             ----------  ----------  -----------
Customer A       14%          7%           5%
Customer B        9%         10%          14%
Customer C        8%         10%          11%
Customer D        -          23%          19%


The Company is susceptible to various risks due to the nature of it's business, including customer requested delays in shipments or cancellation of certain orders.

Revenues include interest income from investments of approximately $159,000, $122,000 and $37,000 for the years ended June 30, 1997, 1996, and 1995, respectively.

Costs and expenses include research and development costs and advertising of approximately of $302,000 and $137,000, $297,000 and $126,000, and $284,000 and
$106,000 for the years ended June 30, 1997, 1996, and 1995, respectively.

H.    RELATED-PARTY TRANSACTIONS

The Company is leasing manufacturing and warehousing facilities owned by companies which are owned by the president and major stockholder of Dotronix. During each of the years ended June 30, 1997, 1996, and 1995, Dotronix incurred approximately $88,000, $86,000, $86,000 respectively for rental of these manufacturing and warehousing facilities. Operating commitments as of June 30, 1997 (Note D) include $49,000 of obligations to the president and major stockholder of Dotronix.

The Company entered into patent license agreement with an employee of the Company to manufacture and sell an automobile accessory product that had been developed and patented by the employee. Under the terms of the license agreement, a payment of $50,000 was made to the employee for exclusive rights to the product. In addition, the Company is obligated to make additional royalty payments of 4% of product sales over the term of the agreement. If certain minimum levels of royalty payments are not made the agreement will automatically terminate.

I.    RETIREMENT PLANS

The Company has a 401(k) retirement plan for all Dotronix employees who elect to participate once certain eligibility requirements are met. Each eligible employee may elect to defer 1% to 15% of his or her compensation. The Company may contribute an amount on behalf of each participant equal to a percentage of each participant's compensation or an amount as determined each year by the Board of Directors. Contributions to the plan by the Company were approximately $46,000, $50,000 and $25,000 for the years ended June 30, 1997, 1996, and 1995, respectively.

The Amended and Restated Employment Agreement with the president and major shareholder expires June 30, 1998 and provides for a base compensation of $15,000 per month. In addition, subject to the Company's pretax earnings levels, a minimum bonus of $150,000 each fiscal year is to be paid in cash or, at the option of the president, up to 50% in the form of warrants to purchase common stock. The Company incurred and expensed $150,000 for the years ended June 30, 1996 and 1995.

J.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow activities are as follows:


                                                  Year ended June 30
                                            ------------------------------
                                              1997       1996       1995
                                            --------   --------   --------
  Cash paid during the year for:
         Interest.....................      $265,000   $253,000   $250,000
         Income taxes.................         8,000         --         --

                                 DOTRONIX, INC.
                                 EXHIBIT INDEX

                          ANNUAL REPORT ON FORM 10-KSB
                          FOR YEAR ENDED JUNE 30, 1997


Exhibit                                                                  Page in
 Number                   Description                                      form
-------                   -----------                                    -------

3.1 Articles of Incorporation, as amended to date of this report(incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1988.

3.2 Bylaws of the Company (incorporated by reference to exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

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

10.2 Lease for land and building located at 60 Cleveland Avenue S.E., New Brighton, Minnesota (incorporated by reference to exhibit
      10.10 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1993).

10.3 Amendment of Lease for land and building located at 50 Cleveland Avenue S.E., New Brighton, Minnesota (incorporated by reference to exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1993).

10.4  Dotronix, Inc. 1989 Stock Option and Restricted Stock Plan
      (incorporated by reference to exhibit 10.9 to the Company's
      Annual report on Form 10-K for the year ended June 30, 1990.

10.5 Form of Revolving Working Capital Loan Agreements (incorporated by reference to exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 1991). Amendment No. 1 of the Revolving Working Capital Loan Agreements (incorporated by reference to exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1993).

10.6 Amendment No. 2 and Amendment No. 3 to Revolving Working Capital Loan Agreements (incorporated by reference to exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended June 30,
      1995).

10.7  Dotronix, Inc. Non-employee Director Stock Option Plan
      (incorporated by reference to exhibit 10.9 to the Company's
      Annual Report on Form 10-KSB for the year ended June 30,
      1992).

23    Independent Auditors' Consent (filed herewith).         (Electronically
                                                                    filed)


27    Financial Data Schedule (filed herewith).               (Electronically
                                                                    filed)