Form 10QSB
period 1997-09-30
DOTRONIX INC
filed 1997-11-17
CIK 351809

                                 FORM  10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

      For the Quarter Ended September 30, 1997 Commission File No. 0-9996
                            ------------------                     ------

                                DOTRONIX, INC.
                                --------------
            (Exact name of registrant as specified in its charter)

              Minnesota                                    41-1387074
   -------------------------------                     -------------------
   (State or other jurisdiction of                      ( I.R.S. Employer
    incorporation or organization)                     Identification No.)

        160 First Street S.E.
        New Brighton, Minnesota                                55112
   ----------------------------------------             ------------------
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

                       YES     X         NO
                           ---------        --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date


        Class                                   Outstanding at November 7, 1997
-----------------------                         -------------------------------
Common stock, par value
    $ .05 per share                                          4,287,135

                                DOTRONIX, INC.
                                    INDEX



Part I - Financial Information                                   Page(s)
------------------------------                                   -------

    Item 1. Financial Statements (Unaudited)

            Balance Sheets                                           1

            Statements of Operations                                 2

            Statements of Cash Flows                                 3

            Notes to Financial Statements                            4


    Item 2. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                           5


Part II - Other Information

    Item 6. Exhibits and Reports on Form 8-K                         6

                        PART I.   FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                                DOTRONIX, INC.
                                BALANCE SHEETS

                                                           September 30,    June 30,
                                                               1997           1997
                                                          -------------  -------------
                                                           (Unaudited)
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                $  2,644,764   $  2,582,679
  Accounts receivable, less allowance
     for doubtful accounts of $146,597
     and $136,597, respectively                               1,928,996      1,886,093
  Inventories:
      Raw materials                                           2,638,302      2,591,608
      Work-in-process                                           788,733        598,524
      Finished goods                                             40,284        360,792
                                                          -------------  -------------
       Total inventories                                      3,467,319      3,550,924
  Prepaid expenses                                               69,608         72,603
                                                          -------------  -------------
          Total current assets                                8,110,687      8,092,299

PROPERTY, PLANT & EQUIPMENT, at cost
     net of accumulated depreciation of
     $5,423,018 and $5,395,569, respectively                    996,704      1,008,289

OTHER ASSETS:
   Excess of cost over fair value of net assets
       acquired, less amortization                              683,978        701,977
   Other                                                         63,225         45,725
                                                          -------------  -------------
          TOTAL ASSETS                                     $  9,854,594   $  9,848,290
                                                          =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Revolving loans                                        $  1,654,529   $  1,472,864
    Accounts payable                                            575,946        631,176
    Salaries, wages and payroll taxes                           239,550        235,978
    Other accrued liabilities                                   147,982        129,558
                                                          -------------  -------------
       Total current liabilities                              2,618,007      2,469,576

STOCKHOLDERS' EQUITY: (Note B)
    Common stock, $.05 par value                                201,857        202,017
    Additional paid-in capital                               10,793,903     10,797,043
    Accumulated deficit                                      (3,759,173)    (3,620,346)
                                                          -------------  -------------
          Total stockholders' equity                          7,236,587      7,378,714
                                                          -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  9,854,594     $9,848,290
                                                          =============  =============

     The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date.

                      See notes to financial statements.

                                DOTRONIX, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      Three months ended
                                         September 30,
                                   -------------------------
                                      1997           1996
                                   ----------     ----------

REVENUES:                          $2,840,577     $2,985,296

OPERATING EXPENSES:
      Cost of Sales                 2,089,859      2,050,661
      Selling, general
            and administrative        828,861        927,517
       Interest                        60,684         64,155
                                   ----------     ----------
            Total operating
                 expenses           2,979,404      3,042,333
                                   ----------     ----------
Net loss                            ($138,827)      ($57,037)
                                   ==========     ==========

Net loss per common share               ($.03)         ($.01)
                                   ==========     ==========
Average number of common
    shares outstanding              4,037,170      4,234,763
                                   ==========     ==========


                       See notes to financial statements

                                DOTRONIX, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Three months ended
                                                                 September 30,
                                                        ------------------------------
                                                            1997                1996
                                                        -----------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net  loss                                               ($138,827)          ($57,037)
  Adjustments to reconcile net loss to
    cash provided by operating activities:
     Depreciation and amortization                           45,448             66,256
     Provision for loss on accounts
       receivable                                            10,000             15,000


   Changes in assets and liabilities:
     Accounts receivable                                    (42,903)           413,543
     Inventories                                             83,605             28,527
     Prepaid expenses                                         2,995             (2,999)
     Other assets                                           (17,500)            11,721
     Accounts payable and accrued liabilities               (33,234)          (256,156)
                                                        -----------       ------------
       Net cash  (used in)/provided by
         operating activities                              (100,416)           218,855

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                (15,864)            (5,431)
                                                        -----------       ------------
      Net cash used in investing activities                 (15,864)            (5,431)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Common stock purchases
 Proceeds from sale of stock                                 (3,300)            66,262
 Borrowings on revolving and demand loans                 2,974,120          3,364,335
 Repayments on revolving and demand loans                (2,792,455)        (3,474,683)
                                                        -----------       ------------
      Net cash provided by/(used in)
        financing activities                                178,365            (44,086)
                                                        -----------       ------------
NET  INCREASE IN CASH AND CASH EQUIVALENTS                   62,085            169,338

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF THE PERIOD                                            2,582,679          3,457,274
                                                        -----------       ------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                               $2,644,764         $3,626,612
                                                        ===========       ============

                      See notes to financial statements.

                                DOTRONIX, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

A.        Basis of Presentation

     The balance sheet as of September 30, 1997, the statements of operations for the three month periods ended September 30, 1997 and 1996 and the statements of cash flows for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for the periods ended September 30, 1997 and 1996 presented herein have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 1997.



B.        Common Stock Repurchases

     In November 1996, the Company decided to repurchase up to 250,000 shares of its common stock at current market prices. The Company believes the purchases represent an attractive use of a portion of the Company's cash. Since inception of the stock repurchase program, the Company had repurchased 250,000 shares for an aggregate cost of $271,253.

C.        New Accounting Standard

     SFAS No. 128 "Earnings per Share" was issued in February 1997 and will be adopted in the second quarter of fiscal 1998. The adoption of SFAS No. 128 is not expected to have a significant impact on the calculation of earnings per share as currently reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

Revenue decreased 5% for the quarter ended September 30, 1997 compared to the prior year. Revenues were down for the period due primarily to reduced shipments in the retail multimedia markets. The quarter was favorably impacted by the initial shipments of a new flight information display product.

Gross margin percentage as a percentage of sales for the quarter ended September 30, 1997 was 26% compared to 31% for the prior year quarter. The decreases are due primarily to a change in the product mix and reduced manufacturing utilization.

Selling, general and administrative expenses decreased $98,656 or 11% when
compared to the prior  year quarter.   The decrease  is due primarily to a
reduction in staff as compared to the prior year.

Interest expense decreased $3,471 for the quarter when compared to the prior year period due primarily to a reduction in average borrowing levels.

There is no income tax charge for the three month periods ended September 30, 1997 and 1996 because the Company incurred a loss and the realization of the income tax benefit is not expected at this time.


LIQUIDITY AND CAPITAL RESOURCES

On October 3, 1994, the Company entered into Amendment Number 3 to the Revolving Working Capital Loan commitment which has been in effect since October 10, 1991. This amendment provided for the payoff of all of the Company's other existing debt and consolidated it into two demand loans totaling $657,000 and a revolving loan with a maximum availability of $4,000,000. The loans continue to bear interest at 3% over the base rate (11.5% at September 30, 1997) and are secured by all assets of the Company. The monthly principal payment on the demand loans is $10,950 The amendment also provided for a total minimum monthly interest payment based on the higher of the average daily outstanding principal balance or $2,000,000. The agreement expired as of October 11, 1997. On October 14, 1997 all outstanding loans were repaid with available cash balances. The Company believes that the cash and cash equivalents on hand as of October 14, 1997 will be sufficient for the Company's cash needs until a new financing agreement is negotiated. The Company expects that a new agreement will be negotiated in November of 1997.

During the three months ended September 30, 1997 operations used cash of $100,416, primarily due to the loss for the quarter. The Company used $3,300 to repurchase shares of common stock. Net borrowing on debt amounted to $181,655 and purchases of property, plant and equipment used $15,864. The overall result was to increase cash by $62,085.

At September 30, 1997 working capital amounted to $5,492,680.

Item 6. Exhibits and reports on Form 8-K

        (a) Exhibits
              Exhibit 27......Financial Data Schedule


        (b) No reports on Form 8-K were issued during the quarter

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1997
                                                         DOTRONIX, INC.


                                                 By   /s/ William S. Sadler
                                                      ---------------------
                                                      William S. Sadler,
                                                      President and Treasurer
                                                      (Principal Executive
                                                      Officer)


                                                  By   /s/ Erling J. Anderson
                                                       ----------------------
                                                       Erling J. Anderson,
                                                       CFO and Secretary
                                                       (Principal Financial
                                                       Officer)