Form 10QSB
period 1997-12-31
DOTRONIX INC
filed 1998-02-18
CIK 351809

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

     For the Quarter Ended December 31, 1997     Commission File No. 0-9996



                                 DOTRONIX, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                         Minnesota                41-1387074
                    ----------------------        ----------
           (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)         Identification No.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.



                          YES  X              NO
                             ------             ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



    Class                                        Outstanding at January 30, 1998
----------------                                 -------------------------------
Common stock, par value                                       4,039,135
 $ .05 per share

                                DOTRONIX, INC.
                                --------------
                                     INDEX
                                     -----


Part I - Financial Information                       Page(s)
------------------------------                       -------

  Item 1.  Financial Statements (Unaudited)

           Balance Sheets                               3

           Statements of Operations                     4

           Statements of Cash Flows                     5

           Notes to Financial Statements              6-7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results
           Operations                                   8


Part II - Other Information
---------------------------

  Item 6.  Exhibits and Reports on Form 8-K             9

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------
                                 DOTRONIX, INC.
                                 --------------
                                 BALANCE SHEETS
                                 --------------

ASSETS                                                           December 31,         June 30,
                                                                     1997               1997
                                                                 ------------       -----------
CURRENT ASSETS:
    Cash and cash equivalents                                    $ 1,278,913        $ 2,582,679
    Accounts receivable, less allowance for doubtful
       accounts of $36,597 and $136,597, respectively
                                                                 $ 1,565,551        $ 1,886,093
    Inventories:
    Raw materials                                                $ 2,959,697        $ 2,591,608
    Work-in-process                                              $   719,673        $   598,524
    Finished goods                                               $   387,188        $   360,792
                                                                 -----------        -----------
        Total Inventories                                        $ 4,066,558        $ 3,550,924
    Prepaid expenses                                             $    50,552        $    72,603
                                                                 -----------        -----------
                     Total Current Assets                        $ 6,961,574        $ 8,092,299

PROPERTY, PLANT & EQUIPMENT,  (Note B)
    at cost net of accumulated depreciation
        of $5,450,874 and $5,395,569 respectively                $ 1,147,274        $ 1,008,289

OTHER ASSETS:
    Excess of cost over fair value of net assets
    acquired, less amortization                                  $   665,979        $   701,977
    Other                                                        $    85,725        $    45,725
                                                                 -----------        -----------
                     TOTAL ASSETS                                $ 8,860,552        $ 9,848,290
                                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Revolving loans                                              $   581,194        $ 1,472,864
    Accounts payable                                             $   724,291        $   631,176
    Salaries, wages and payroll taxes                            $   168,551        $   235,978
    Other accrued liabilities                                    $   138,575        $   129,558
                                                                 -----------        -----------
                     Total current liabilities                   $ 1,612,611        $ 2,469,576

STOCKHOLDERS' EQUITY: (Note C)
    Common stock, $.05 par value                                 $   201,957        $   202,017
    Additional paid-in capital                                   $10,795,741        $10,797,043
    Accumulated deficit                                          $(3,749,757)       $(3,620,346)
                                                                 -----------        -----------
                     Total stockholders' equity                  $ 7,272,941        $ 7,378,714

                     TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                        $ 8,860,552        $ 9,848,290
                                                                 ===========        ===========

The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date.

                       See notes to financial statements.

                                 DOTRONIX, INC.
                                 --------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                  (Unaudited)


                                      Three months ended                 Six  months ended
                                         December 31,                       December 31,
                                 ---------------------------       ---------------------------
                                    1997             1996             1997            1996
                                 ----------       ----------       ----------       ----------
REVENUES:                        $2,422,264       $2,249,549       $5,262,841       $5,234,845

OPERATING EXPENSES:
   Cost of Sales                 $1,533,703       $1,492,200       $3,623,562       $3,542,861

   Selling, general
     and administrative          $  863,156       $  903,046       $1,692,017       $1,830,563

   Interest                      $   15,989       $   63,710       $   76,673       $  127,865
                                 ----------       ----------       ----------       ----------
Net earnings (loss)              $    9,416       $ (209,407)      $ (129,411)      $ (266,444)
                                 ==========       ==========       ==========       ==========

Earnings (loss)
  per common share,basic(Note D) $     0.00       $   (0.05)       $   (0.03)       $   (0.06)
                                 ----------       ----------       ----------       ----------

Earning (loss) per common share
 assuming dilution (Note D)      $     0.00       $   (0.05)       $   (0.03)       $   (0.06)

Average number of common
  shares outstanding              4,038,178        4,259,670        4,037,674        4,247,217
                                 ----------       ----------       ----------       ----------


                      See notes to financial statements.

                                 DOTRONIX, INC.
                                 --------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (Unaudited)

                                                                  Six months
                                                              ended December 31,
                                                        ------------------------------
                                                            1997              1996
                                                        ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            $  (129,411)       $  (266,444)
    Adjustments to reconcile net loss to
        cash provided by operating activities:
        Depreciation and  amortization                  $    91,303        $   115,912
        Provision for loss on accounts receivable       $  (100,009)       $    45,000

    Changes in assets and liabilities:
        Accounts receivable                             $   310,551        $ 1,047,142
        Inventories                                     $  (515,634)       $  (127,812)
        Prepaid expenses                                $    22,051        $    (1,630)
        Other assets                                    $   (40,000)       $    25,786
        Accounts payable and accrued liabilities        $    34,705        $  (636,115)
                                                        ------------       -----------
                  Net cash (used in)/provided by
                  operating activities                  $  (326,444)       $   201,839

    CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property, plant and equipment          $   (53,290)       $   (39,729)
    Purchases of Software                               $   (31,000)       $         -
                                                        ------------       -----------
                  Net cash used in investing            $   (84,290)       $   (39,729)
                  activities

    CASH FLOWS FROM FINANCING ACTIVITIES:

    Common stock purchases                              $    (1,362)       $  (142,857)
    Proceeds from sale of stock                         $       -          $    66,262
    Borrowings on revolving and demand loans            $ 4,904,119        $ 5,786,456
    Repayments on revolving and demand loans            $(5,795,789)       $(6,335,663)
                                                        ------------       -----------
                  Net cash used in financing
                  activities                            $  (893,032)       $  (625,802)
                                                        ------------       -----------

    NET DECREASE IN CASH AND CASH EQUIVALENTS           $(1,303,766)       $  (463,692)

    CASH AND CASH EQUIVALENTS AT BEGINNING
        OF THE PERIOD                                   $  2,582,679       $ 2,028,371
                                                        ------------       -----------
    CASH AND CASH EQUIVALENTS
        AT END OF PERIOD                                $  1,278,913       $ 1,564,679
                                                        ============       ===========

                       See notes to financial statements

                                 DOTRONIX, INC.
                                 --------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                   Unaudited
                                   ---------





A.  Basis of Presentation

The balance sheet as of December 31, 1997, the statements of operations for the three and six month periods ended December 31, 1997 and 1996 and the statements of cash flows for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and for the periods ended December 31, 1997 and 1996 presented herein have been made.

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

B.  Purchase of Software

On December 29, 1997 the Company purchased the "Menulink" system from Cyber Systems International for $141,000. This software system will be marketed as a Point of Purchase video display system. Consideration for the system was $31,000 in cash and the satisfaction of $110,000 in notes receivables. The software system will be amortized over a four year period.

C.  Common Stock Repurchases

In November of 1996, the Company decided to repurchase up to 250,000 shares of its common stock at current market prices. The repurchase program was completed in July of 1997. 250,000 shares of stock were repurchased for an aggregate cost of $271,253.

D.       Earnings per share

Effective December 15, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Earnings per share amounts presented for the three and six month periods ended December 31,1997 and 1996 have been restated for the adoption of SFAS No. 128. The following table reflects the calculation of basic and diluted earnings per share.

                                                 3 months          3 months          6 months         6 months
                                                ----------       ----------        ----------        ----------
                                                  Dec 31           Dec 31            Dec 31            Dec 31
                                                ----------       ----------        ----------        ----------
                                                   1997             1996              1997              1996
Earnings (loss) per share
-------------------------
Net earnings (loss)                             $    9,416       $ (209,407)       $ (129,444)       $ (266,444)
Weighted average shares outstanding              4,038,178        4,259,670         4,037,674         4,247,217
                                                ----------       ----------        ----------        ----------
Net earnings (loss) per share - basic           $     0.00       $    (0.05)       $    (0.03)       $    (0.06)
                                                ==========       ==========        ==========        ==========

Earnings (loss) per share - assuming dilution
---------------------------------------------
Net earnings (loss)                             $    9,416       $ (209,407)       $ (129,444)       $ (266,444)
                                                ----------       ----------        ----------        ----------
Weighted average shares outstanding              4,038,178        4,259,670         4,037,674         4,247,217
Dilutive impact of options outstanding               6,215                0                 0                 0
                                                ----------       ----------        ----------        ----------
Weighted average shares and potential
 dilutive shares outstanding                     4,044,393        4,259,670         4,037,674         4,247,217
                                                ----------       ----------        ----------        ----------
Earnings (loss) per share - assuming dilution   $     0.00       $    (0.05)       $    (0.03)       $    (0.06)
                                                ==========       ==========        ==========        ==========



Options to purchase 142,000 shares of common stock at a range of $.78 to $2.54 were outstanding during the six months ended December 31, 1997, and options to purchase 97,000 shares of common stock at a range of $.78 to $2.13 were outstanding during the three and six months ended December 31, 1996, but were not included in the computation of diluted earnings per share because of the anti-dilutive impact on the loss per share.

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.
               -------------------------------------------------


RESULTS OF OPERATIONS
---------------------

Revenue increased 8% and 1%, respectively, for the quarter and six months ended December 31, 1997 compared to the prior year. Revenue was up in the quarter due to increased shipments of flight information displays. Revenue for the six months was flat when compared to the prior year. Increased flight information display shipments in the quarter were offset by reduced shipments in the medical display product line.

Gross margin percentage for the quarter was 37% compared to 34% for the quarter ended December 31, 1996. Gross margin for the six month period was 31% compared to 32% in the prior year period. The Company's product mix in the 1997 quarter was the primary contributing factor in the improved gross margin results in the quarter as well as the slight erosion in gross margins that were experienced in the six month period.

Selling, general and administrative expenses decreased $64,890 or 7% for the quarter. The decrease in expense was caused by a reversal of a previously established allowance for doubtful accounts and other cost containment efforts.

For the six month period ending December 31, 1997 selling, general and administrative expenses decreased $163,546 or 9%, from the comparable prior year period. The primary reason for the decline in expense was the reduction in allowance for doubtful accounts. The remainder of the decline was driven by reductions in staff and facility expense.

Interest expense decreased $47,721 and $51,192 for the three and six month periods, respectively, compared to prior year periods. The establishment of a new financing agreement which is discussed under "Liquidity and Capital Resources" resulted in the lower borrowings and financing costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On November 13, 1997 , the Company entered into a working capital loan and security agreement with Coast Business Credit. The agreement covers a period of three years with the following provisions:

- Maximum availability of $3,000,000 not to exceed the total of 85% of eligible receivables, as defined, plus outstanding equipment acquisition loans. The capital equipment acquisition loans can not exceed $500,000.

- The loans bear interest at 2% over prime (10.5% at December 31, 1997) and are secured by all the assets of the Company. The agreement also provides for minimum interest payments on loans balances of $600,000 in year one, $900,000 in year two and $1,200,000 in year three.

-  Payment of $1,250 quarterly loan facility fee.

- Early termination fees of $90,000 the first year, $60,000 the second year and $30,000 in the third year.

-  The maintenance of a minimum tangible net worth as define, of $5,000,000.

The Company believes that the cash and cash equivalents on hand at December 31, 1997 and the future amounts available to it under the aforementioned credit agreement should be adequate to meet both short and long term capital needs.

During the six months ended December 31, 1997 operations consumed $326,444 of cash. The acquisition of inventory for future production needs consumed $515,634 partially offset by reductions in receivables of $310,551. Purchases of property, plant and equipment used $53,290 of cash and the purchase of the point of purchase video display system used $31,000. Net repayments of debt amounted to $891,670. The overall result was a reduction in cash of $1,303,766.

At December 31, 1997 working capital amounted to $5,348,963.

PART II - OTHER INFORMATION
---------------------------

Item 4. Submission of Matters to a Vote of Securities Holders

     At the annual meeting of shareholders of the Company held on November 16, 1997 the following were elected directors:

                                 Votes for  Withheld
                                 ---------  --------
     William S Sadler            3,807,116   143,280
     Ray L. Bergeson             3,809,201   141,195
     Robert J. Snow              3,809,201   141,195
     Edward L. Zeman             3,810,201   140,195
     L. Daniel Kuechenmeister    3,810,201   140,195


Item 6.  Exhibits and reports on Form 8-K

     (a)  Exhibits
             Exhibit 27........Financial Data Schedule

     (b) No reports on Form 8-K were issued during the quarter.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 17, 1998            DOTRONIX, INC.

                                    By   /s/ William S. Sadler
                                         ---------------------
                                         William S. Sadler
                                         President
                                         (Principal Executive Officer)


                                    By   /s/ Erling J. Anderson
                                         ----------------------
                                         Erling J. Anderson
                                         Chief Financial Officer
                                        (Principal Financial and
                                         accounting Officer)