Form 10QSB
period 1998-03-31
DOTRONIX INC
filed 1998-05-08
CIK 351809

                                                                  CONFORMED COPY


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

         For the Quarter Ended March 31, 1998 Commission File No. 0-9996



                                 DOTRONIX, INC.
             (Exact name of registrant as specified in its charter)

           Minnesota                                              41-1387074
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


                        YES   X     NO
                            -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                       Outstanding at May 7, 1998
-----------------------                              --------------------------
Common stock, par value                                      4,039,601
  $ .05 per share

                                 DOTRONIX, INC.
                                     INDEX

Part I - Financial Information                                         Page(s)

         Item 1.  Financial Statements (Unaudited)

                    Balance Sheets                                        3

                    Statements of Operations                              4

                    Statements of Cash Flows                              5

                    Notes to Financial Statements                         6-7


         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                            8

Part II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K                        10

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                 DOTRONIX, INC.
                                 BALANCE SHEETS
                           (March 31, 1998 unaudited)

ASSETS                                                     March 31,             June 30,
                                                            1998                  1997
                                                         ------------         ------------
CURRENT ASSETS:
     Cash and cash equivalents                           $  1,159,122         $  2,582,679
     Accounts receivable, less allowance
     for doubtful accounts of $36,588 and
     $136,597, respectively                                 1,536,987            1,886,093
     Inventories:
         Raw materials                                      2,689,809            2,591,608
         Work-in-process                                      823,273              598,524
         Finished goods                                       477,250              360,792
                                                         ------------         ------------
               Total inventories                            3,990,332            3,550,924
     Prepaid expenses                                          61,503               72,603
                                                         ------------         ------------
                 Total Current Assets                       6,747,944            8,092,299

PROPERTY, PLANT & EQUIPMENT,  (Note B)
     at cost net of accumulated depreciation
     of $5,493,526 and $5,395,569,  respectively            1,129,066            1,008,289

OTHER ASSETS:
     Excess of cost over fair value of net assets             647,979              701,977
     acquired, less amortization
     Other                                                     71,551               45,725
                                                         ------------         ------------
                 TOTAL ASSETS                            $  8,596,540         $  9,848,290
                                                         ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving loans                                     $    776,859         $  1,472,864
     Accounts payable                                         570,884              631,176
     Salaries, wages and payroll taxes                        214,964              235,978
     Other accrued liabilities                                128,645              129,558
                                                         ------------         ------------
                 Total current liabilities                  1,691,352            2,469,576

STOCKHOLDERS' EQUITY: (Note C)
     Common stock, $.05 par value                             201,957              202,017
     Additional paid-in capital                            10,795,741           10,797,043
     Accumulated deficit                                   (4,092,510)          (3,620,346)
                                                         ------------         ------------
                 Total stockholders' equity                 6,905,188            7,378,714
                                                         ------------         ------------
                 TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                    $  8,596,540         $  9,848,290
                                                         ============         ============

 The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date.
                       See notes to financial statements.

                                 DOTRONIX, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Three months ended               Nine months ended
                                           March 31,                        March 31,
                                  ---------------------------     ---------------------------
                                     1998            1997           1998             1997
                                  -----------     -----------     -----------     -----------
REVENUE:                          $ 2,337,159     $ 2,129,928     $ 7,364,773     $ 7,599,920

OPERATING EXPENSES:
   Cost of Sales                    1,577,192       1,712,315       5,200,753       5,255,176

   Selling, general
     and administrative             1,079,663         895,319       2,771,900       2,725,883

   Interest                            23,058          66,773          99,431         194,638
                                  -----------     -----------     -----------     -----------

Net loss                          $  (342,754)    $  (544,479)    $  (472,164)    $  (810,924)
                                  ===========     ===========     ===========     ===========

Loss per common share,
  basic (Note D)                  $     (0.08)    $     (0.13)    $     (0.12)    $     (0.19)
                                  -----------     -----------     -----------     -----------

Loss per common share assuming
dilution (Note D)                 $     (0.08)    $     (0.13)    $     (0.12)    $     (0.19)
                                  -----------     -----------     -----------     -----------

Average number of common
  shares outstanding                4,039,306       4,133,317       4,038,218       4,209,250
                                  -----------     -----------     -----------     -----------


                       See notes to financial statements.

                                 DOTRONIX, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine months ended
                                                                     March 31,
                                                           -----------------------------
                                                               1998              1997
                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                               $  (472,164)      $  (810,924)
    Adjustments to reconcile net loss to
    cash provided by operating activities:
        Depreciation and  amortization                         151,955           176,538
        Provision for loss on accounts receivable             (100,009)           75,000

    Changes in assets and liabilities:
        Accounts receivable                                    339,115         1,030,206
        Inventories                                           (439,408)          144,612
        Prepaid expenses                                        11,100           (20,861)
        Other assets                                           (25,826)           (9,992)
        Accounts payable and accrued liabilities               (82,219)         (525,278)
                                                           -----------       -----------

                Net cash (used in)/provided by
                operating activities                          (617,456)           59,301

    CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property, plant and equipment                 (77,734)          (48,867)
    Purchases of software                                      (31,000)             --
                                                           -----------       -----------

                Net cash used in investing activities         (108,734)          (48,867)

    CASH FLOWS FROM FINANCING ACTIVITIES:

    Common stock purchases                                      (1,362)         (261,146)
    Proceeds from sale of stock
                                                                  --              66,262
    Borrowings on revolving and demand loans                 7,471,118         7,873,127
    Repayments on revolving and demand loans                (8,167,123)       (8,442,582)
                                                           -----------       -----------

                Net cash used in financing activities         (697,367)         (764,339)

    NET DECREASE IN CASH AND CASH EQUIVALENTS               (1,423,557)         (753,905)
                                                           -----------       -----------

    CASH AND CASH EQUIVALENTS AT BEGINNING
       OF THE PERIOD                                         2,582,679         3,457,275

    CASH AND CASH EQUIVALENTS AT END
       OF PERIOD                                           $ 1,159,122       $ 2,703,370
                                                           ===========       ===========

                        See notes to financial statements

                                 DOTRONIX, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    Unaudited

A. Basis of Presentation

The balance sheet as of March 31, 1998, the statements of operations for the three and nine month periods ended March 31, 1998 and 1997 and the statements of cash flows for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for the periods ended March 31, 1998 and 1997 presented herein have been made.

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

D. Earnings per share

Effective December 15, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" (SFAS No. 128). Earnings per share amounts presented for the three and nine month periods ended March 31,1998 and 1997 have been restated for the adoption of SFAS No. 128. The following table reflects the calculation of basic and diluted earnings per share.

                                                     3 months        3 months        9 months        9 months
                                                   -----------     -----------     -----------     -----------
                                                     March 31        March 31        March 31        March 31
                                                       1998            1997            1998            1997
                                                   -----------     -----------     -----------     -----------
Loss per share
--------------
Net loss                                           $  (342,754)    $  (544,479)    $  (472,164)    $  (810,914)
Weighted average shares outstanding                  4,039,306       4,133,317       4,038,218       4,209,250
                                                   -----------     -----------     -----------     -----------
Net loss per share - basic                         $     (0.08)    $     (0.13)    $     (0.12)    $     (0.19)
                                                   ===========     ===========     ===========     ===========
Loss per share - assuming dilution
----------------------------------
Net loss                                           $  (342,754)    $  (544,479)    $  (472,164)    $  (810,924)
                                                   -----------     -----------     -----------     -----------
Weighted average shares outstanding                  4,039,306       4,133,317       4,038,218       4,209,250
Dilutive impact of options outstanding                       0               0               0               0
                                                   -----------     -----------     -----------     -----------

Weighted average shares and potential dilutive
shares outstanding                                   4,039,306       4,133,317       4,038,218       4,209,250
                                                   -----------     -----------     -----------     -----------
Loss per share - assuming dilution                 $     (0.08)    $     (0.13)    $     (0.12)    $     (0.19)
                                                   ===========     ===========     ===========     ===========

Options to purchase 143,000 shares of common stock at a range of $.78 to $2.54 were outstanding during the three and nine months ended March 31, 1998, and options to purchase 96,000 shares of common stock at a range of $.78 to $2.13 were outstanding during the three and nine months ended March 31, 1997, but were not included in the computation of diluted earnings per share because of the anti-dilutive impact on the loss per share.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

RESULTS OF OPERATIONS

Revenue increased 10% and 3%, respectively, for the quarter and nine months ended March 31, 1998 compared to the prior year. Revenue was up in the quarter due to increased shipments of flight information displays. Revenue for the nine months was up due to the increased flight information display volume.

Gross margin percentage for the quarter was 33% compared to 20% for the quarter ended March 31, 1997. Gross margin for the nine month period was 32% compared to 29% in the prior year period. The Company's product mix in the 1998 quarter was the primary contributing factor in the improved gross margin results in the quarter as well as the improvement in the nine month period.

Selling, general and administrative expenses increased $184,344 or 21% for the quarter. The increase in expense was caused by increased engineering effort on new product designs as well as an increase in marketing and sales efforts.

For the nine month period ended March 31, 1998, selling, general and administrative expenses increased $46,017 or 2%, from the comparable prior year period. The primary reason for the increase in expense was the increase in marketing and sales efforts.

Interest expense decreased $43,715 and $95,207 for the three and nine month periods, respectively, compared to prior year periods. The establishment of a new financing agreement which is discussed under "Liquidity and Capital Resources" resulted in the lower borrowings and financing costs.

LIQUIDITY AND CAPITAL RESOURCES

On November 13, 1997 , the Company entered into a working capital loan and security agreement with Coast Business Credit. The agreement covers a period of three years with the following provisions:

* Maximum availability of $3,000,000 not to exceed the total of 85% of eligible receivables, as defined, plus outstanding equipment acquisition loans. The capital equipment acquisition loans can not exceed $500,000.

* The loans bear interest at 2% over prime (10.5% at March 31, 1998) and are secured by all the assets of the Company. The agreement also provides for minimum interest payments on loans balances of $600,000 in year one, $900,000 in year two and $1,200,000 in year three.

*    Payment of $1,250 quarterly loan facility fee.

* Early termination fees of $90,000 the first year, $60,000 the second year and $30,000 in the third year.

*    The maintenance of a minimum tangible net worth as defined, of $5,000,000.

The Company believes that the cash and cash equivalents on hand at March 31, 1998 and the future amounts available to it under the aforementioned credit agreement should be adequate to meet both short and long term capital needs.

During the nine months ended March 31, 1998 operations consumed $617,456 of cash. The acquisition of inventory for future production needs consumed $439,408. Purchases of property, plant and equipment used $77,734 of cash and the purchase of the point of purchase video display system used $31,000. Net repayments of debt amounted to $697,367. The overall result was a reduction in cash of $1,423,557.

At March 31, 1998 working capital amounted to $5,056,592.

PART II - OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

     (a)  Exhibits

          Exhibit 27............Financial Data Schedule

     (b)  No reports on Form 8-K were issued during the quarter.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 1, 1998                DOTRONIX, INC.

                                  By   /s/ William S. Sadler
                                      ------------------------------------
                                      William S. Sadler
                                      President
                                      (Principal Executive Officer)

                                  By   /s/ Erling J. Anderson
                                      ------------------------------------
                                      Erling J. Anderson
                                      Chief Financial Officer
                                      (Principal Financial
                                      and accounting Officer)