Form 10KSB
period 1998-06-30
DOTRONIX INC
filed 1998-09-30
CIK 351809

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

For the fiscal year                                               Commission
ENDED JUNE 30, 1998                                          FILE NO. 0-9996
                             DOTRONIX, INC.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                          41-1387074
-----------------------------                          ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation of organization)                         Identification No.)

         160 FIRST STREET S.E.
     New Brighton, Minnesota                                 55112-7894
----------------------------------------               ---------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (651) 633-1742

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

Yes    X.  No  _____.
   -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State issuer's revenues for its most recent fiscal year:   $9,257,942

The aggregate market value of voting stock held by nonaffiliates of the registrant's common stock, as of August 31, 1998 was approximately $3,325,000 (based on the last sale price of such stock as reported by NASDAQ Stock Market).

The number of shares outstanding of the registrants common stock, as of August 31, 1998 was 4,039,601.

A portion of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated into Part III as set forth therein.

                                     PART I

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company's customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company successfully to develop new products or to anticipate current or prospective customers' product needs; price increases or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

During the year ended June 30, 1998, the Company's operations were impacted by a significant decrease in revenues. The Company was unable to reduce costs to offset the revenue decrease. In an effort to increase revenues, the Company is attempting to expand its products to new market niches. Unless the Company is successful in the effort to increase revenues in the future, the Company may be required to adjust its cost structure to a level that could be supported by its revenues. There can be no assurance that the Company will be able to develop additional markets for its products or that revenue will remain at current levels or increase in the future.

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

The Company's present customer base consists of 200 OEMs and system integrators located predominantly in the United States, with 8% of the Company's revenues during the year ended June 30, 1998 consisting of sales to customers in Europe, Canada, and the Far East. Sales to the Company's five largest customers accounted for 45% of its revenues during the year ended June 30, 1998. Five separate customers have accounted for 10% or more of revenues during one or more of the last fiscal years. Their respective percentages of revenue by fiscal year are as follows:


                            1998             1997                 1996
                       --------------  -----------------  ---------------------
Customer A                  13%                 8%                    10%
Customer B                  12%                 0%                     0%
Customer C                   9%                14%                     7%
Customer D                   8%                 9%                    10%
Customer E                   0%                 0%                    23%

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

Manufacturing and Suppliers
---------------------------

The Company purchases the components of its CRT displays and CCTV monitors from outside suppliers and manufactures, assembles, and tests these components at its New Brighton, Minnesota and Eau Claire, Wisconsin facilities. The components of CRT displays and CCTV monitors include standardized CRTs, magnetic deflection yokes and transformers, power sources and other standardized electronic components as well as printed circuit boards and chassis manufactured to the Company's specifications. The Company believes that such standardized components generally are available from more than one source of supply and numerous manufacturers of components to specification are available. In the manufacturing process transistors, capacitors and other electronic components are inserted into holes drilled in a printed circuit board. The components are then flow-soldered to the circuit board and then the CRT, deflection yoke and the power source are mounted on the chassis and hand wired. The completed units are then put through a series of quality control tests plus a burn-in period before shipment to the customer.

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

Personnel
---------

As of June 30, 1998 the Company had 114 full-time employees. The Company believes that its relationship with its employees is satisfactory. None of the Company's employees are covered by collective bargaining agreements.

Sales Backlog: Research and Development
---------------------------------------

The Company's sales backlog expected to be shipped by the end of the following fiscal year was approximately $1.7 million at June 30, 1998 and $4.5 million at June 30, 1997. The Company believes that the dollar amount of backlog at a given date is not necessarily indicative of sales for any succeeding period.
For example, certain regular customers of the Company place frequent orders on a short term basis only.

Research and development costs totaled approximately $399,000 for fiscal 1998, $302,000 for fiscal 1997 and $297,000 for fiscal 1996.

Item 2. PROPERTIES
------------------

The Company's corporate offices and certain manufacturing operations are located in a building that is approximately 17,000 square feet in New Brighton, Minnesota. The Company also leases in New Brighton under a five year lease that expires March 2003, approximately 22,000 square feet of warehouse space from a company wholly owned by William S. Sadler, president of the Company, at a rental rate of $4,932 per month. The lease has a renewal option for five additional years at the same rate. The Company utilizes, on a month to month rental basis, approximately 4,500 square feet in New Brighton, Minnesota at $2,185 per month, from another company, wholly owned by William S. Sadler. Dotronix' office and manufacturing facility in Eau Claire, Wisconsin is located in an approximately 33,600 square foot building owned by the Company.

Item 3. LEGAL PROCEEDINGS
-------------------------
None

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------
None

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY
----------------------------------------------
AND RELATED STOCKHOLDER MATTERS
-------------------------------

The Company's Common Stock has been quoted on the NASDAQ Stock Market since October 21, 1986 under the symbol "DOTX". The following table sets forth the range of high and low closing sales prices of the Common Stock in the NASDAQ Stock Market as reported by NASDAQ.

FISCAL YEAR ENDED JUNE 30, 1998                 HIGH              LOW
First Quarter.........................        $ 1-1/8           $  7/8
Second Quarter........................         1-3/16              7/8
Third Quarter.........................              2                1
Fourth Quarter........................              2            1-1/8



FISCAL YEAR ENDED JUNE 30, 1997                 HIGH               LOW
First Quarter.........................          $ 2               $1-1/4
Second Quarter........................         1-13/16               1
Third Quarter.........................           1-3/8               1
Fourth Quarter........................          1-5/16               1


As of June 30, 1998, there were 344 record holders of the Company's Common Stock. The Company has not paid dividends on its Common Stock and does not expect to pay cash dividends for the foreseeable future. The Company's borrowing arrangement prohibits the payment of cash dividends. The Company's current policy is to retain any earnings to finance operations.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

Results of Operations:
---------------------

The Company's revenues decreased $682,926 (7%) during the fiscal year ended June 30, 1998 and decreased $4,635,391 (32%) during the fiscal year ended June 30, 1997 from the respective preceding fiscal years. The decrease for fiscal 1998 was mainly due to decreased video wall shipments with a slight reduction experienced in the medical OEM market. The decrease for fiscal 1997 was caused by the completion of the FAA upgrade program and decreased video wall shipments caused by reduced needs by two major customers of this product.

Five customers comprised 42% of the total fiscal 1998 sales of the Company. In fiscal 1997 and 1996 these same customers comprised 31% and 50% of sales, respectively. The respective percentages of revenue by fiscal year are as follows:

                            1998             1997                 1996
                       --------------  -----------------  ---------------------
Customer A                   13%              8%                 10%
Customer B                   12%              0%                  0%
Customer C                    9%             14%                  7%
Customer D                    8%              9%                 10%
Customer E                    0%              0%                 23%

The Company's gross margin was 30% in fiscal 1998, 25% in fiscal 1997 and 35% in fiscal 1996. The increase in fiscal 1998 was primarily due to a more favorable product mix and reduced manufacturing expenses. The decrease in fiscal 1997 was due primarily due to the completion of the FAA upgrade program and reduced manufacturing utilization as a result of reduced product shipments.

Selling, general, and administrative expenses increased 2% and decreased 11% in fiscal 1998 and 1997, from their respective preceding fiscal years. The increase in fiscal 1998 was due to increase marketing and sales effort associated with new product introductions. The decrease in fiscal 1997 was due to reduced personnel and other costs in all areas as well as an elimination of bonus expense due to the financial results for the year.

Interest expense decreased 55% during the year ended June 30, 1998 and increased 5% during the year ended June 30, 1997 from the respective preceding fiscal years. The decrease in fiscal 1998 was caused by reduced borrowing levels and the negotiation of a new credit facility that reduced the interest rate. The increase in fiscal 1997 were caused by higher borrowing levels on the Revolving Working Capital Loan as compared to the previous fiscal year.

As of June 30, 1998 the Company had available income tax operating loss carryforwards of approximately $2,450,000 that can be used to offset future taxable income.

Effects of Inflation
--------------------

The Company believes that its revenues and results of operations have not been significantly affected by inflation during the three years ended June 30, 1998.

Financial Condition, Liquidity and Capital Resources:
-----------------------------------------------------

On November 13, 1997, the Company entered into a working capital loan and security agreement with Coast Business Credit. The agreement covers a period of three years with the following provisions:

 . Maximum availability of $3,000,000 not to exceed 85% of eligible receivables, as defined, plus outstanding equipment acquisition loans. The capital equipment acquisition loans can not exceed $500,000.

 . The loans bear interest at 2% over prime (10.5% at June 30, 1998) and are secured by all the assets of the Company. The agreement also provides for minimum interest payments on loan balances of $600,000 in year one, $900,000 in year two and $1,200,000 in year three.

 .  Payment of $1,250 quarterly loan facility fee.

 . Early termination fees of $90,000 the first year, $60,000 the second year and $30,000 in the third year.

 .  The maintenance of a minimum tangible net worth as defined, of $5,000,000.

The Company believes that the cash and cash equivalents on hand at June 30, 1998 and future amounts available to it under the aforementioned credit agreement should be adequate to meet the short and long term capital needs. The Company is seeking to add inventory as an additonal financing source under the existing credit facility with Coast. These funds, if made available, would finance working capital needs for the Company's new product introductions.

During fiscal 1998, 466 shares of common stock were issued upon exercise of stock options. Total proceeds from these transactions were $363.

During fiscal 1997, 65,000 shares of common stock were issued upon exercise of warrants and 1,200 shares were issued upon exercise of stock options. Total proceeds from these transactions were $68,762.

In addition, during fiscal 1997 the Company announced its intention to repurchase up to 250,000 shares of its common stock. In fiscal 1997 246,800 shares were repurchased for a total of $267,953. In fiscal 1998 an additional 3,200 shares were repurchased for an additional $3,300.

Cash Flow
---------

During fiscal 1998 cash flows used in operating activities were $915,000. Through the repayment of debt $1,219,000 was consumed. Equity transactions consumed $1,000 as well. Purchases of equipment used $158,000. Overall cash decreased $2,292,000.

During fiscal 1997 cash flows used in operating activities were $112,000. Through the repayment of debt $464,000 of cash was consumed. Equity transactions consumed $199,000 of cash during fiscal 1997 as well. Purchases of equipment used $49,000 of cash. Overall cash decreased $875,000.

During fiscal 1996 cash flows from operations provided approximately $1,264,000 due mainly to net income and depreciation and amortization. Financing activities provided $233,000 from net borrowings on the revolving loan and proceeds from stock option and warrant exercises. Purchases of equipment used $69,000.
Overall cash increased approximately $1,429,000.

At June 30, 1998, working capital was $4,533,000.

The Company has no material commitments for capital expenditures at June 30, 1998.

New Accounting Pronouncements
-----------------------------

In June 1997 the Financial Accounting Standards Board (FASB) issued SFAS 130 "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997, with earlier application permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements and requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for the Company in fiscal 1999, but is not expected to have a significant effect on the Company's present financial statement disclosures.

Also, in June 1997 the FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information", effective for financial statements issued for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. In general, SFAS 131 requires financial information to be reported on the basis that is used internally for evaluating performance and deciding how to allocate resources. Adoption of SFAS 131 in fiscal 1999 is not expected to result in significant changes to the operating activities presently disclosed.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required in fiscal 2000.

Item 7. FINANCIAL STATEMENTS
----------------------------

The financial statements of the Company are included (with an index listing all such statements) in a separate financial section at the end of this Annual Report on Form 10-KSB.

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
------------------------------------------------------------------------------
DISCLOSURE
----------

None.

Item  9.   IMPACT OF THE YEAR 2000 ON THE COMPANY'S INFORMATION TECHNOLOGY
--------------------------------------------------------------------------
SYSTEMS.
--------

The Company's products are not impacted by the year 2000 issue since the displays/monitors that the Company designs and manufacturers do not contain date logic as part of their operation.

The Company's business systems; consisting of manufacturing requirements planning(MRP) and accounting systems (accounts receivable, accounts payable, general ledger) are not year 2000 compliant. To comply with the year 2000 issue, the Company has plans to replace the existing business system. As of June 30, 1998, four companies have been identified as potential suppliers for the Company's new business system. These four potential suppliers will complete demonstrations of their systems in September of 1998. The successful supplier, along with internal Company resources, will install the new system with an implementation date of January 1, 1999.

In fiscal year 1998 the Company retained an external consultant to assist in the selection and implementation of the replacement business system. The consultant has been the only incremental cost that the Company has incurred. The total cost through June 30, 1998 for the implementation effort has been $16,500, which has been expensed. It is anticipated that the acquisition cost of the hardware and software with the related costs of conversion, training, and support will total approximately $400,000.

The Company intends to finance the acquisition of this system through a multiple year lease arrangement. It is anticipated that the non-recurring transition costs will be financed through the use of the Company's available operating cash flow and advances against under its line of credit.

The current systems implementation plan has a planning buffer of 6 months. The Company can continue to operate on the existing system through June 30, 1999.
At July 1, 1999, when the fiscal year becomes June 30, 2000, the business systems would not function in their intended manner. The Company feels that the buffer period of 6 months is sufficient to address unplanned issues and/or greater complexity with respect to the Company's use of the replacement system.

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
-------------------------------------------------------------
     PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
     ------------------------------------------------------
     ACT
     ---

See Part I of this report. Pursuant to General Instruction E(2), reference is made to information contained under the heading "Election of Directors" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before September 30, 1998, which information is incorporated herein.

Executive Officers of the Company
---------------------------------

The executive officers of the Company who are not also directors of the Company are as follows:

Name                  Age           Position
-----                 ----          ----------

Robert J. Andrews      55           Vice President, Operations
Erling J. Anderson     47           Chief Financial Officer


Robert J. Andrews has been Vice President, Operations of the Company since 1986. He has been employed by the Company since 1982 as Operations Manager. Prior to joining the Company, Mr. Andrews was the Director of Operations of Audiotronics Corporation.

Erling J. Anderson has been Chief Financial Officer of the Company since June of 1997. Prior to joining the Company, Mr. Anderson was Director of Financial Plans and Controls for U.S. Operations, Computing Devices International; a division of Ceridian, Inc.

Item 11. EXECUTIVE COMPENSATION
-------------------------------

Pursuant to General Instruction of E(2), reference is made to information contained under the heading "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before September 30, 1998, which information is incorporated herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------------------------------------------------------
      AND MANAGEMENT
      --------------

Pursuant to General Instruction E(2), reference is made to information contained under the heading "Voting Securities and Principal Holders" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before September 30, 1998, which information is incorporated herein.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Pursuant to General Instruction E(2), reference is made to information contained under the heading "Certain Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before September 30, 1998, which information is incorporated herein.

Item 14. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)    Listing of Exhibits
       -------------------

Exhibit
Number                           Description
--------                         -----------


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

10.1 Amended and Restated Employment Agreement of William S. Sadler dated July 1, 1998.

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

10.5 Loan and Security Agreement by and between the Company and Coast Business Credit, a division of Southern Pacific Bank. Dated as of November 13, 1997.

10.6 Dotronix, Inc. Non-employee Director Stock Option Plan (incorporated by reference to exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1992).

23        Independent Auditors' Consent (filed herewith).

27        Financial Data Schedule (filed herewith).

(b)       Reports on Form 8-K
          -------------------

          No reports were filed on Form 8-K during the quarter ended June 30, 1998.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DOTRONIX, INC.

Date: September 29, 1998     By  /s/ William S. Sadler
                                 -------------------------------------
                                     William S. Sadler, President

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date                         Signature
-----                        ---------

September 29, 1998           By /s/ William S. Sadler
                                -----------------------------------------------
                                William S. Sadler, President, Treasurer and
                                Director

September 29, 1998           By /s/ Erling J. Anderson
                                ------------------------------------------------
                                Erling J. Anderson, Chief Financial Officer

September 29, 1998           By /s/ Ray L. Bergeson
                                ------------------------------------------------
                                Ray L. Bergeson, Director

September 29, 1998           By /s/ Robert J. Snow
                                ------------------------------------------------
                                Robert J. Snow, Director

September 29, 1998           By /s/ Edward L. Zeman
                                ------------------------------------------------
                                Edward L. Zeman, Director

September 29, 1998           By /s/ L. Daniel Kuechenmeister
                                ------------------------------------------------
                                L. Daniel Kuechenmeister, Director

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

INDEPENDENT AUDITORS' REPORT


BOARD OF DIRECTORS AND STOCKHOLDERS
DOTRONIX, INC.
NEW BRIGHTON, MINNESOTA

We have audited the accompanying balance sheets of Dotronix, Inc. (the Company) as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dotronix, Inc. as of June 30, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.


/S/Deloitte & Touche LLP

August 28, 1998
Minneapolis, Minnesota

BALANCE SHEETS
DOTRONIX, INC.
ASSETS (NOTE C)

                                                                                         June 30
                                                                       -----------------------------------------
CURRENT ASSETS:                                                                1998                   1997
                                                                       -------------------    ------------------
         Cash and cash equivalents                                              $  290,578            $2,582,679
         Accounts receivable, less allowance for doubtful
          accounts of $36,588 and $136,597 respectively                          1,141,845             1,886,093
         Inventories (Note A)                                                    3,904,737             3,550,924
         Prepaid expenses                                                           15,324                72,603
                                                                       -------------------    ------------------
                 TOTAL CURRENT ASSETS                                            5,352,484             8,092,299

PROPERTY, PLANT AND EQUIPMENT (Notes A and B)                                    1,121,679             1,008,289


OTHER ASSETS:
         Excess of cost over fair value of net assets
          acquired, less amortization (Note A)                                     629,980               701,977
         License agreement, less amortization (Note A)                              35,000                45,000
         Other                                                                      31,202                   725
                                                                       -------------------    ------------------

                                                                                $7,170,345            $9,848,290
                                                                       ===================    ==================

See notes to financial statements.

BALANCE SHEETS CONTINUED
DOTRONIX, INC.
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:                                                                     June 30
                                                                        -----------------------------------------
                                                                              1998                    1997
                                                                        ------------------      -----------------
         Revolving loan (Note C)                                              $   254,264            $ 1,472,864
         Accounts payable                                                         284,230                631,176
         Salaries, wages and payroll taxes                                        183,787                235,978
         Other accrued liabilities                                                 96,828                129,558
                                                                              -----------            -----------
                 TOTAL CURRENT
                 LIABILITIES                                                      819,109              2,469,576


COMMITMENTS AND CONTINGENCIES (Notes D and H)

STOCKHOLDERS' EQUITY(Notes C and E ):
         Common stock, $.05 par value, 12,000,000
         shares authorized, 4,039,601 and 4,040,335
         shares issued and outstanding, respectively                              201,980                202,017
         Additional paid-in capital                                            10,796,081             10,797,043
         Accumulated deficit                                                   (4,646,825)            (3,620,346)
                                                                    ---------------------     ------------------
                 TOTAL STOCKHOLDERS'                                            6,351,236              7,378,714
                 EQUITY
                                                                    ---------------------     ------------------
                                                                              $ 7,170,345            $ 9,848,290
                                                                    =====================     ==================

See notes to financial statements.

STATEMENT OF OPERATIONS
DOTRONIX, INC.

                                                                         Year ended June 30
                                                                        --------------------
                                                       1998                     1997                      1996
                                                ------------------      --------------------      -------------------
REVENUES (Note G)                                      $ 9,257,942               $ 9,940,868              $14,576,259

COSTS AND EXPENSES:
        Cost of sales                                    6,472,814                 7,468,947                9,401,912
        Selling, general, and administrative             3,691,349                 3,628,459                4,080,387
        Interest                                           120,258                   264,559                  252,660
                                                ------------------      --------------------      -------------------
                                                        10,284,421                11,361,965               13,734,959
                                                ------------------      --------------------      -------------------
NET (LOSS) / EARNINGS                                  $(1,026,479)              $(1,421,097)             $   841,300
                                                ==================      ====================      ===================


BASIC (LOSS) EARNINGS PER COMMON SHARE                      $(0.25)                   $(0.34)                   $0.20

DILUTED (LOSS) EARNINGS PER COMMON SHARE                     (0.25)                   $(0.34)                   $0.20

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
            Basic                                        4,038,564                 4,157,233                4,179,623
            Diluted                                      4,038,564                 4,157,233                4,289,618


See notes to financial statements.

STATEMENTS OF STOCKHOLDERS' EQUITY
DOTRONIX, INC.

                                                               Additional
                                 Common Stock                   paid-in           Accumulated
                   --------------------------------------------------------
                          Shares             Amount             capital             deficit              Total
                   ----------------    ----------------    ----------------    -----------------    ----------------
BALANCES AT
JUNE 30, 1995             4,173,214            $208,661         $10,940,929          $(3,040,549)        $ 8,109,041

Common stock
issued                       45,721               2,286              46,375                                   48,661

Net income                                                                               841,300             841,300
                   ----------------    ----------------    ----------------    -----------------    ----------------

BALANCES AT
JUNE 30, 1996             4,218,935             210,947          10,987,304           (2,199,249)          8,999,002

Common stock
issued                       68,200               3,410              65,352                                   68,762

Common stock
repurchased                (246,800)            (12,340)           (255,613)                                (267,953)

Net Loss                                                                              (1,421,097)         (1,421,097)
                   ----------------    ----------------    ----------------    -----------------    ----------------

BALANCES AT
JUNE 30, 1997             4,040,335             202,017          10,797,043           (3,620,346)          7,378,714

Common stock
issued                        2,466                 123               2,178                                    2,301

Common stock
repurchased                  (3,200)               (160)             (3,140)                                  (3,300)

Net loss                                                                              (1,026,479)         (1,026,479)
                   ----------------    ----------------    ----------------    -----------------    ----------------

BALANCES AT
JUNE 30, 1998             4,039,601            $201,980         $10,796,081          $(4,646,825)        $ 6,351,236
                   ================    ================    ================    =================    ================


See notes to financial statements.

STATEMENTS OF CASH FLOWS
DOTRONIX, INC.                                                                       Year Ended June 30
                                                                                     ------------------
                                                                          1998              1997               1996
                                                                    ----------------- ------------------ -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net (loss) earnings                                            $ (1,026,479)    $    (1,421,097)    $      841,300
        Adjustments to reconcile net (loss)/income to net
          cash (used in) provided by operating activities:

            Depreciation and amortization                                   236,222             241,325            305,277
            Provision for loss and accounts receivable                       59,991             160,846             33,846
            Change in assets and liabilities:
                 Accounts receivable                                        734,255             674,882           (298,179)
                 Inventories                                               (513,813)            608,823            442,718
                 Prepaid expenses                                            57,279               7,182              7,990
                 Other assets                                               (30,477)             38,370             28,131
                 Accounts payable and accrued liabilities                  (379,676)           (125,668)           (59,727)
                 Salaries, wages and payroll taxes payable                  (52,191)           (296,993)           (36,931)
                                                                    ----------------- ------------------ -----------------

                     NET CASH (USED IN) PROVIDED BY
                        OPERATING ACTIVITIES                               (914,889)           (112,330)         1,264,425

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property, plant and equipment                         (157,614)            (48,658)           (68,666)
        Purchase of license agreement
                                                                                  -             (50,000)                 -
                                                                    ----------------- ------------------ -----------------
                     NET CASH USED IN
                        INVESTING ACTIVITIES                               (157,614)            (98,658)           (68,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                                2,301              68,762             48,661
        Repurchase of common stock                                           (3,300)           (267,953)                 -
        Borrowings on revolving loan                                      8,959,176          10,170,384         14,490,077
        Repayments on revolving loan                                    (10,177,775)        (10,634,800)       (14,305,594)
                                                                    ----------------- ------------------ -----------------

                     NET CASH (USED IN) PROVIDED
                       BY FINANCING ACTIVITIES                           (1,219,598)           (663,607)           233,144
                                                                    ----------------- ------------------ -----------------

NET (DECREASE) INCREASE IN CASH AND                                      (2,292,101)           (874,595)         1,428,903
CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR                                                      2,582,679           3,457,274          2,028,371
                                                                    ----------------- ------------------ -----------------
CASH AND CASH EQUIVALENTS
AT END YEAR                                                            $    290,578     $     2,582,679     $    3,457,274
                                                                    ----------------- ------------------ -----------------

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
DOTRONIX, INC.


YEARS ENDED JUNE 30, 1998, 1997 AND 1996.

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

During the years ended June 30, 1998 and June 30,1997 the Company's operations were impacted by a significant decrease in revenues. The Company was unable to reduce costs to offset the decrease in revenue. In an effort to increase revenues, the Company is attempting to expand its products to new market niches. Unless the Company is successful in the effort to increase revenues in the future, the Company may be required to adjust its cost structure to a level that could be supported by its revenues. There can be no assurance that the Company will be able to develop additional markets for its products or that revenue will remain at current levels or increase in the future.

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

INVENTORIES:
Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories include material, direct labor and overhead and consist of the following:

                                          June 30
                            1998                           1997
                       ---------------               ----------------
Raw materials........      $ 4,022,609                   $ 3,682,875
Work-in-process......          443,728                       598,524
Finished goods.......          485,022                       360,792
                           -----------                   -----------
Total inventory              4,951,359                     4,642,191
Obsolesence reserve         (1,046,622)                   (1,091,267)
                           -----------                   -----------
Net inventory              $ 3,904,737                   $ 3,550,924
                           ===========                   ===========

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

INTANGIBLE ASSETS:
Goodwill, related to the acquisition of a subsidiary which was merged into Dotronix, Inc., is amortized using the straight-line method over a 20 year period. Accumulated amortization against this asset was $810,000 and $738,000 at June 30, 1998 and 1997 respectively.

In fiscal year 1997 the Company acquired license rights to a new product, for a period of five years, at a cost of $50,000. This license is being amortized on a straight-line basis over the 5 year license period. Accumulated amortization against this asset was $15,000 and $5,000 at June 30, 1998 and 1997, respectively.

RECOGNITION OF REVENUE:
The Company recognizes revenue upon shipment of products to the customer.

EARNINGS (LOSS) PER COMMON SHARE:
Effective December 31, 1997 the Company adopted SFAS No. 128, "Earnings per Share. Earnings (loss) per share amounts presented for fiscal 1997 and 1996 have been restated for the adoption of SFAS No. 128. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. The following table reflects the calculation of basic and diluted earnings (loss) per share.

                                                         Year Ended June 30
                                   ---------------------------------------------------------------
                                     (Loss) Earnings           Shares          Per Share Amount
                                   --------------------  ------------------  ---------------------
Fiscal Year 1998-Basic & diluted   $        (1,026,479)           4,038,564   $              (.25)
Fiscal Year 1997-Basic & diluted   $        (1,421,097)           4,157,233   $              (.34)
Fiscal Year 1996-Basic             $           841,300            4,179,623   $               .20
Fiscal Year 1996-Diluted           $           841,300            4,289,618   $               .20

Because of the net loss in fiscal 1998 and 1997, all potentially dilutive securities have an antidilutive effect on the dilutive EPS calculation. The dilutive securities are comprised of stock option shares exercisable during the respective years. Both basic and dilutive EPS were computed by dividing the net loss applicable to common stock by the weighted average common shares outstanding. FY 1996 earnings per diluted share includes the effect of all potentially dilutive securities which represent 109,995 stock option shares with an exercise price that is less than the average share price on the NASDAQ during fiscal 1996.

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

IMPAIRMENT OF LONG LIVED ASSETS:
Management periodically reviews the carrying value of long-term assets for potential impairment by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the related expected future cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset with fair value being determinied using discounted cash flows. To date, management has determinied that no impairment of these assets exists.

NEW ACCOUNTING PRONOUNCEMENTS:
 In June 1997 the Financial Accounting Standards Board (FASB) issued SFAS 130 "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997, with earlier application permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements and requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for the Company in fiscal 1999, but is not expected to have a significant effect on the Company's present financial statement disclosures.

Also, in June 1997 the FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information", effective for financial statements issued for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. In general, SFAS 131 requires financial information to be reported on the basis that is used internally for evaluating performance and deciding how to allocate resources. Adoption of SFAS 131 in fiscal 1999 is not expected to result in significant changes to the operating activities presently disclosed.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required in fiscal 2000.

B.    PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT CONSISTS OF THE FOLLOWING:


                                                           JUNE 30
                                                   1998                1997
                                              --------------      ---------------

        Land                                      $  182,509           $  182,509
        Building & Building Improvements           1,347,534            1,344,006
        Machinery and laboratory equipment         3,375,872            3,350,977
        Office furniture and fixtures                768,181              711,591
        Data processing equipment                    959,316              776,715
        Transportation equipment                      38,060               38,060
                                                  ----------           ----------
                                                  $6,671,472           $6,403,858

        Less: accumulated depreciation
        and amortization                           5,549,793            5,395,569
                                                  ----------           ----------
                                                  $1,121,679           $1,008,289
                                                  ==========           ==========

C.    FINANCING ARRANGEMENTS

On November 13, 1997, the Company entered into a working capital loan and security agreement with Coast Business Credit (Coast). The agreement covers a period of three years with the following provisions:

 . Maximum availability of $3,000,000 not to exceed 85% of "eligible receivables", as defined, plus outstanding equipment acquisition loans. The capital equipment acquisition loans cannot exceed $500,000.

 . The loans bear interest at 2% over prime (10.5% at June 30, 1998) and are secured by all the assets of the Company. The agreement also provides for minimum interest payments on loan balances of $600,000 in year one, $900,000 in year two and $1,200,000 in year three.

 .  Payment of $1,250 quarterly loan facility fee.

 . Early termination fees of $90,000 the first year, $60,000 the second year and $30,000 in the third year.

 .  The maintenance of a minimum tangible net worth as defined, of $5,000,000.

The Company believes that the cash and cash equivalents on hand at June 30, 1998 and future amounts available to it under the aforementioned credit agreement should be adequate to meet the short and long term capital needs. The Company is seeking to add inventory as an additonal financing source under the existing credit facility with Coast. These funds, if made available, would finance working capital needs for the Company's new product introductions.

D.    COMMITMENTS AND CONTINGENCIES

Warehouse facilities, office equipment and vehicles are leased under operating leases. Total operating lease and rent expense for the Company for the years ended June 30, 1998, 1997, and 1996 was $156,000, $180,000 and $168,000,
respectively. Minimum future obligations on these operating leases at June 30, 1998 are as follows:


         Year ending June 30:
                1999......................$   89,514
                2000......................    70,453
                2001......................    59,181
                2002......................    59,181
                2003, thereafter..........    44,386
                                             -------
                                           $ 322,715
                                             =======



E.    STOCKHOLDERS' EQUITY

The Company has an incentive stock option plan for employees for the granting of options to purchase up to 500,000 shares of the Company's common stock. The Company also has a Nonemployee Director Stock Option Plan for the granting of options to nonemployee Directors to purchase up to 100,000 shares of the Company's common stock. Each nonemployee director is automatically granted, on the first business day following the Company's annual meeting, 500 shares of common stock and an option to purchase an additional 2,500 shares of common stock. New directors receive an initial option grant following the first board meeting at which such director is elected of an option to purchase 5,000 shares of common stock.

   A summary of the status of the Company's stock options are presented below

                                        Year Ended 6/30/98           Year Ended 6/30/97          Year Ended 6/30/96
                                   ----------------------------  --------------------------  --------------------------
                                                    Wgtd Avg                     Wgtd Avg                    Wgtd Avg
                                      Shares       Exer Price       Shares      Exer Price      Shares      Exer Price
                                   -------------  -------------  ------------  ------------  ------------  ------------
Outstanding at beginning of year        172,010           $1.66      258,832          $1.57      287,530          $1.53
  Granted                                10,000           $ .97       10,000          $1.64       11,000          $2.05
  Exercised                                (466)          $ .78       (1,200)         $1.05      (19,030)         $1.07
  Canceled                              (13,601)          $1.06      (95,622)         $1.42      (20,668)         $1.82
                                        -------           -----      -------          -----      -------          -----
Outstanding at end of year              167,943           $1.70      172,010          $1.66      258,832          $1.57
                                        =======           =====      =======          =====      =======          =====
Options exercisable at year end         141,723           $1.57      144,900          $1.55      118,760          $1.39
                                        =======           =====      =======          =====      =======          =====
Options available for future             26,220                       27,110                     140,072
 grant                                  =======                      =======                     =======

The Company has elected to continue following the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" for measurment and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the plans when the exercise price of the options are at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determinied based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, "Accounting For Stock Based Compensation". The Company's 1998, 1997 and 1996 net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                               1998                1997                1996
                                               ----                ----                -----
Net (loss) earnings
  As reported                                  $(1,026,479)        $(1,421,097)        $841,300
  Pro forma                                    $(1,030,641)        $(1,429,535)        $764,878
Earnings per basic & diluted share
  As reported                                  $      (.25)        $      (.34)        $    .20
  Pro forma                                    $      (.26)        $      (.34)        $    .18

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results.

                                                           1998                1997                1996
                                                           ----                ----                ----
Dividend yield                                           None                None                None
Risk free interest rate                                  5%                  7%                  7%
Expected life                                            10 years            10 years            10 years
Expected volatility                                      65%                 53%                 53%
Expected fair value of options on grant date             $4,162              $8,438              $76,422

The following table summarizes information about stock options outstanding at June 30,1998:

                     Options Outstanding                                             Options Exercisable
------------------------------------------------------------------   -----------------------------------------
                          Remaining
    Number             Contractual Life                                    Number
 Outstanding               (Years)                Exercise Price         Exercisable          Exercise Price
--------------   -------------------------    --------------------   -----------------    --------------------
        22,742              4.9                   $            .78              22,742             $       .78
        10,000              9.4                   $            .97              10,000             $       .97
        11,244              3.0                   $           1.19              11,244             $      1.19
         7,500              5.4                   $           1.25               7,500             $      1.25
         1,000              7.3                   $           1.25               1,000             $      1.25
        12,500              6.4                   $           1.31              12,500             $      1.31
         7,500              4.5                   $           1.56               7,500             $      1.56
        15,000              3.5                   $           1.63              15,000             $      1.63
        10,000              8.4                   $           1.64              10,000             $      1.64
         8,017              1.5                   $           2.13               8,017             $      2.13
        10,000              7.4                   $           2.13              10,000             $      2.13
        30,922              7.0                   $           2.31              15,461             $      2.31
        21,518              2.0                   $           2.54              10,759             $      2.54
--------------   -------------------------    --------------------   -----------------    --------------------
       167,943              5.3                   $           1.70             141,723             $      1.57
==============   =========================    ====================   =================    ====================

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

A reconciliation of the Company's income tax provision that would be provided based on a statutory federal income tax rate of 35% to the Company's effective rate is as follows:


                                                      Year ended June 30
                                                      ------------------
                                             1998             1997             1996
                                             ----             ----             ----
Computed tax(benefit) provision at
federal tax rate...................        ($359,000)      $(497,000)        $ 294,500
Change in valuation allowance......          322,000         470,000          (292,000)
Permanent differences..............           29,000          29,000             5,900
Graduated tax benefit..............           10,000          14,000            (8,400)
Other..............................           (2,000)         16,000
                                          ----------       ---------         ---------
Provision(benefit)                        $        0       $       0         $       0
                                          ----------       ---------         ---------


Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

                                                             June 30,1998
                                    ---------------------------------------------------------------
                                           Assets            Liabilities              Total
                                           ------            -----------              -----
Tax depreciation greater than book  $                     $       (9,445)     $          (9,445)
Net operating loss carryforward...           832,886                                    832,886
Accrual for obsolete inventory....           355,852                                    355,852
Inventory costs capitalized.......           108,726                                    108,726
Tax credit carryforward...........            93,368                                     93,368
Allowance for doubtful accounts...            12,440                                     12,440
Accrual for warranty reserve......            11,058                                     11,058
Prepaid insurance.................                                (2,897)                (2,897)
Accrual for vacation..............            22,451                                     22,451
Accrual for health insurance......            17,346                                     17,346
Other.............................             6,253              (3,194)                 3,059
Valuation allowance...............        (1,444,844)                                (1,444,844)
                                    -----------------     ----------------    ------------------
                                    $         15,536      $      (15,536)     $               0
                                    -----------------     ----------------    ------------------

                                                             June 30,1997
                                    ---------------------------------------------------------------
                                           Assets            Liabilities              Total
                                           ------            -----------              -----
Tax depreciation greater than book  $                     $       (9,974)     $          (9,974)
Net operating loss carryforward...           486,477                                    486,477
Accrual for obsolete inventory....           371,031                                    371,031
Inventory costs capitalized.......            97,668                                     97,668
Tax credit carryforward...........            93,368                                     93,368
Allowance for doubtful accounts...            46,443                                     46,443
Accrual for warranty reserve......            16,549                                     16,549
Prepaid insurance.................                               (22,798)               (22,798)
Accrual for vacation..............            21,781                                     21,781
Accrual for health insurance......            18,726                                     18,726
Other.............................             6,355              (3,194)                 3,161
Valuation allowance...............        (1,122,432)                                (1,122,432)
                                    -----------------     ----------------    ------------------
                                    $         35,966      $      (35,966)     $               0
                                    -----------------     ----------------    ------------------


At June 30, 1998, the Company has federal income tax net operating loss carryforwards of approximately $2,450,000 which will expire through 2013 and has for Minnesota income tax purposes loss carryforwards of $1,044,000 which will expire beginning in 2004. the Company also has general business tax credit carryforwards of approximately $93,000 which will expire from fiscal 2002 through 2006.

G.    SIGNIFICANT CUSTOMERS AND OTHER INFORMATION ON OPERATIONS

Five customers comprised 42% of the total 1998 revenues of the Company. In fiscal years 1997 and 1996, these same customers comprised 31% and 50% of the sales, respectively. The percentages of revenue by fiscal year are as follows:


                            1998             1997                 1996
                            ----             ----                 ----
Customer A                    13%               8%                  10%
Customer B                    12%               0%                   0%
Customer C                     9%              14%                   7%
Customer D                     8%               9%                  10%
Customer E                     0%               0%                  23%


The Company is susceptible to various risks due to the nature of it's business, including customer requested delays in shipments or cancellation of certain orders.

Revenues include interest income from investments of approximately $72,000, $159,000 and $122,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

Costs and expenses include research and development costs and advertising of approximately of $399,000 and $175,000, $302,000 and $137,000, and $297,000 and
$126,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

H.    RELATED-PARTY TRANSACTIONS

The Company is leasing manufacturing and warehousing facilities owned by companies which are owned by the president and major stockholder of Dotronix. During each of the years ended June 30, 1998, 1997, and 1996, Dotronix incurred approximately $82,000, $88,000, and $86,000 respectively for rental of these manufacturing and warehousing facilities. Operating commitments as of June 30, 1998 (Note D) include $281,124 of obligations to the president and major stockholder of Dotronix.

The Company has a patent license agreement with an employee of the Company to manufacture and sell an automobile accessory product that had been developed and patented by the employee. Under the terms of the license agreement, a payment of $50,000 was made to the employee for exclusive rights to the product. In addition, the Company is obligated to make additional royalty payments of 4% of product sales over the term of the agreement. In fiscal 1998 royality expense of $32,000 was incurred under the terms of this agreement. If certain minimum levels of royalty payments are not made the agreement will automatically terminate.

I.    RETIREMENT PLANS

The Company has a 401(k) retirement plan for all Dotronix employees who elect to participate once certain eligibility requirements are met. Each eligible employee may elect to defer 1% to 15% of his or her compensation. The Company may contribute an amount on behalf of each participant equal to a percentage of each participant's compensation or an amount as determined each year by the Board of Directors. Contributions to the plan by the Company were approximately $45,000, $46,000 and $50,000 for the years ended June 30, 1998, 1997, and 1996, respectively.

The Amended and Restated Employment Agreement with the president and major shareholder, dated July 1, 1998, provides for a base compensation of $15,000 per month. In addition, subject to the Company's pretax earnings levels, a minimum bonus of $150,000 each fiscal year is to be paid in cash. The Company incurred and expensed a bonus of $150,000 for the year ended June 30, 1996. No bonuses were incurred or expensed in fiscal years 1997 and 1998.

J.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow activities are as follows:

                                                      Year ended June 30
                                          -------------------------------------------
                                             1998             1997            1996
                                          -----------      -----------     ----------
  Cash paid during the year for:
         Interest.....................       $120,000         $265,000       $253,000
         Income taxes.................          1,000            8,000              -

                                DOTRONIX, INC.
                                 EXHIBIT INDEX

                         ANNUAL REPORT ON FORM 10-KSB
                         FOR YEAR ENDED JUNE 30, 1998

                                      Description                                Page in
                                      -----------
Number                                                                            form
--------                                                                         -------
3.1       Articles of Incorporation, as amended to date of this report
          (incorporated by reference to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1988) .


3.2 Bylaws of the Company (incorporated by reference to exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended June
          30, 1991.

4.1       Specimen certificate representing the Company's Common Stock
          (incorporated by reference to exhibit 3(a) to Amendment No. 2 to the Company's Registration Statement on Form S-18, File No.
          2-71333C).

10.1 Amended and Restated Employment Agreement of William S. Sadler dated July 1, 1998 (incorporated by reference to exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended June
          30, 1998).

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

10.5      Loan and Security Agreement by and between the Company and Coast
          Business Credit, a division of Southern Pacific Bank.  Dated as of
          November 13, 1997.

10.6      Dotronix, Inc. Non-employee Director Stock Option Plan
          (incorporated by reference to exhibit 10.9 to the Company's Annual
          Report on Form 10-KSB for the year ended June 30, 1992).

23        Independent Auditors' Consent (filed herewith).                        28

27        Financial Data Schedule (filed herewith).                              29