Form 10QSB
period 1998-09-30
DOTRONIX INC
filed 1998-11-05
CIK 351809

                                                                  CONFORMED COPY


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

       For the Quarter Ended September 30, 1998 Commission File No. 0-9996



                                 DOTRONIX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Minnesota                                41-1387074
      -------------------------------                ----------------
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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



          Class                        Outstanding at October 12, 1998
  -----------------------              -------------------------------
  Common stock, par value                     4,039,601 shares
      $ .05 per share

                                 DOTRONIX, INC.
                                      INDEX


Part I - Financial Information                                   Page(s)
------------------------------                                   -------


         Item 1.  Financial Statements (Unaudited)


                  Balance Sheets                                    3

                  Statements of Operations                          4

                  Statements of Cash Flows                          5

                  Notes to Financial Statements                     6


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                      7-8


Part II - Other Information
---------------------------

         Item 6.  Exhibits and Reports on Form 8-K                  9


EXHIBIT 27 - Financial Data Schedule                               10

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                 DOTRONIX, INC.
                                 BALANCE SHEETS


ASSETS                                            September 30,      June 30,
                                                      1998            1998
                                                  ------------    ------------
                                                  (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                     $    649,570    $    290,578
    Accounts receivable, less allowance
    for doubtful accounts of $36,588                 1,386,131       1,141,845

    Inventories:
        Raw materials                                2,598,292       2,975,987
        Work-in-process                                633,184         443,728
        Finished goods                                 358,937         485,022
                                                  ------------    ------------
          Total inventories                          3,590,413       3,904,737
    Prepaid expenses                                    60,586          15,324
                                                  ------------    ------------
              Total Current Assets                   5,686,700       5,352,484

PROPERTY, PLANT & EQUIPMENT,  (Note B)
    at cost net of accumulated depreciation
    of $5,590,492 and $5,549,793,  respectively      1,106,319       1,121,679

OTHER ASSETS:
    Excess of cost over fair value of net assets
    acquired, less amortization                        611,980         629,980
    Other                                               53,037          66,202
                                                  ------------    ------------
              TOTAL ASSETS                        $  7,458,036    $  7,170,345
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Revolving loans                               $    882,877    $    254,264
    Accounts payable                                   308,028         284,230
    Salaries, wages and payroll taxes                  202,128         183,787
    Other accrued liabilities                          143,277          96,828
                                                  ------------    ------------
              Total current liabilities              1,536,310         819,109

STOCKHOLDERS' EQUITY: (Note C)
    Common stock, $.05 par value                       201,980         201,980
    Additional paid-in capital                      10,796,081      10,796,081
    Accumulated deficit                             (5,076,335)     (4,646,825)
                                                  ------------    ------------
              Total stockholders' equity             5,921,726       6,351,236

              TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY
                                                  ------------    ------------
                                                  $  7,458,036    $  7,170,345
                                                  ============    ============

 The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date.

                       See notes to financial statements.

                                 DOTRONIX, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three months ended
                                                         September 30,
                                                   --------------------------
                                                      1998           1997
                                                   --------------------------
REVENUE:                                           $ 1,741,732    $ 2,840,577

OPERATING EXPENSES:
   Cost of Sales                                     1,204,184      2,089,859

   Selling, general
     and administrative                                952,885        828,861

   Interest                                             14,173         60,684
                                                   -----------    -----------

Net loss                                           $  (429,510)   $  (138,827)
                                                   ===========    ===========

Loss per common share,
 basic(Note D)                                     $     (0.11)   $     (0.03)
                                                   -----------    -----------

Loss per common share assuming dilution (Note D)
                                                   $     (0.11)   $     (0.03)
                                                   -----------    -----------

Average number of common
  shares outstanding                                 4,039,601      4,037,170
                                                   -----------    -----------





                       See notes to financial statements.

                                 DOTRONIX, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three months ended
                                                             September 30,
                                                      -------------------------
                                                          1998           1997
                                                      -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                          $  (429,510)  $  (138,827)
    Adjustments to reconcile net loss to
    cash used in operating activities:
        Provision for loss on accounts receivable              --        10,000
        Provision for inventory obsolescence               40,000        40,000
        Depreciation and amortization                      61,198        45,448

    Changes in assets and liabilities:
        Accounts receivable                              (244,286)      (52,903)
        Inventories                                       274,324        43,605
        Prepaid expenses                                  (45,262)        2,995
        Other assets                                       10,666       (17,500)
        Accounts payable and accrued liabilities           88,588       (33,234)
                                                      -----------   -----------

            Net cash used in
            operating activities                         (244,282)     (100,416)

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases of property, plant and equipment            (25,339)      (15,864)


CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from sale of stock                                --        (3,300)
    Borrowings on revolving and demand loans            2,130,184     2,974,120
    Repayments on revolving and demand loans           (1,501,571)   (2,792,455)
                                                      -----------   -----------

            Net cash provided by financing activities     628,613       178,365
                                                      -----------   -----------

    NET INCREASE IN CASH AND CASH EQUIVALENTS             358,992        62,085

    CASH AND CASH EQUIVALENTS AT BEGINNING
       OF THE PERIOD                                      290,578     2,582,679
                                                      -----------   -----------

    CASH AND CASH EQUIVALENTS AT END
       OF PERIOD                                      $   649,570   $ 2,644,764
                                                      ===========   ===========

                        See notes to financial statements

                                 DOTRONIX, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    Unaudited


A. Basis of Presentation

The balance sheet as of September 30, 1998, the statements of operations for the three month periods ended September 30, 1998 and 1997 and the statements of cash flows for the three month periods ended September 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for the period ended September 30, 1998 and 1997 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 1998.

B. Earnings per share

Effective December 15, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Earnings per share amounts presented for the three month period ended September 30, 1997 have been restated for the adoption of SFAS No. 128. The following table reflects the calculation of basic and diluted earnings per share.

                                       Three months      Three months
                                       September, 30     September, 30
                                           1998               1997
                                       -------------     -------------
Loss per share
Net loss                                 $ (429,510)       $ (138,827)
Weighted average shares outstanding       4,039,601         4,037,170
Net loss per share - basic               $    (0.11)       $    (0.03)
                                         ==========        ==========

Loss per share - assuming dilution
Net loss                                 $ (429,510)       $ (138,827)
Weighted average shares outstanding       4,039,601         4,037,170
Dilutive impact of options outstanding            0                 0
                                         ----------        ----------
Weighted average shares and potential
   dilutive shares outstanding            4,039,601         4,037,170
Loss per share - assuming dilution       $    (0.11)       $    (0.03)
                                         ==========        ==========

Options to purchase 142,000 shares of common stock at exercise prices of $.78 to $2.54 were outstanding during the three months ended September 30, 1998, and options to purchase 143,000 shares of common stock at exercise prices of $.78 to $2.54 were outstanding during the three months ended September 30, 1997, but were not included in the computation of diluted earnings per share because of their anti-dilutive impact on the loss per share.

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.

RESULTS OF OPERATIONS

Revenue decreased 39% for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. Revenue was down in the quarter due to reduced shipments of medical OEM monitors. In addition, revenue during the first quarter of fiscal 1998 contained revenue from a flight information system that was installed during fiscal 1998.

Gross margin percentage for the quarter was 31% compared to 32% for the quarter ended September 30, 1997. The Company's product mix in the first quarter of fiscal 1999 was the primary contributing factor in the reduced gross margin results in the quarter.

Selling, general and administrative expenses increased $124,000 or 15% for the quarter. The increase was caused by increased engineering effort on new product designs as well as an increase in marketing and sales efforts in pursuit of new markets.

Interest expense decreased $47,000 the three month period ended September 30, 1998. The establishment of a new financing agreement which is discussed under "Liquidity and Capital Resources" resulted in the lower borrowings and financing costs.

LIQUIDITY AND CAPITAL RESOURCES

On November 13, 1997, the Company entered into a working capital loan and security agreement with Coast Business Credit. The agreement covers a period of three years with the following provisions:

o Maximum availability of $3,000,000 not to exceed the total of 85% of eligible receivables, as defined, plus outstanding equipment acquisition loans. The capital equipment acquisition loans can not exceed $500,000.

o The loans bear interest at 2% over prime (10.5% at September 30, 1998) and are secured by all the assets of the Company. The agreement also provides for minimum interest payments on loans balances of $600,000 in year one, $900,000 in year two and $1,200,000 in year three.

o    Payment of $1,250 quarterly loan facility fee.

o Early termination fees of $90,000 the first year, $60,000 the second year and $30,000 in the third year.

o    The maintenance of a minimum tangible net worth as defined, of $5,000,000.

The Company believes that the cash and cash equivalents on hand at September 30, 1998 and the future amounts available to it under the aforementioned credit agreement should be adequate to meet both short and long-term capital needs. The Company's tangible net worth at September 30, 1998 was $5,257,000. The Company will seek to negotiate with the lender if it's tangible net worth falls below the minimum of $5,000,000 as defined in the credit agreement.

During the three months ended September 30, 1998, operations consumed $244,000 of cash. Purchases of property, plant and equipment consumed $25,000 of cash. Increased borrowings on the working capital loan provided $629,000 of cash to the Company. The overall result was an increase in cash of $359,000.

At September 30, 1998, working capital amounted to $4,150,000.

IMPACT OF THE YEAR 2000 ON THE COMPANY'S INFORMATION TECHNOLOGY SYSTEMS.

The Company's products are not impacted by the year 2000 issue since the displays/monitors that the Company designs and manufacturers do not contain date logic as part of their operation.

The Company's business systems; consisting of manufacturing requirements planning (MRP) and accounting systems (accounts receivable, accounts payable, general ledger) are not year 2000 compliant. To comply with the year 2000 issue, the Company has plans to replace the existing business system. As of September 30, 1998, the supplier of the replacement system has been selected. This supplier, along with internal Company resources, will install the new system with an implementation date of January 1, 1999.

In fiscal year 1998 the Company retained an external consultant to assist in the selection and implementation of the replacement business system. The consultant has been the only incremental cost that the Company has incurred. The total cost through September 30, 1998 for the implementation effort has been $22,500, which has been expensed. It is anticipated that the acquisition cost of the hardware and software with the related costs of conversion, training, and support will total approximately $300,000.

The Company intends to finance the acquisition of this system through a multiple year lease arrangement. It is anticipated that the non-recurring transition costs will be financed through the use of the Company's available operating cash flow and advances under its line of credit.

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

Date: November 4, 1998           DOTRONIX, INC.

                                 By /s/ William S. Sadler
                                    ---------------------------
                                    William S. Sadler
                                    President
                                    (Principal Executive Officer)

                                 By /s/ Erling J. Anderson
                                    ---------------------------
                                    Erling J. Anderson
                                    Chief Financial Officer
                                    (Principal Financial and accounting Officer)