Form 10QSB
period 1998-12-31
DOTRONIX INC
filed 1999-02-16
CIK 351809

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

     For the Quarter Ended December 31, 1998     Commission File No. 0-9996
                           -----------------                         ------



                                 DOTRONIX, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

               Minnesota                         41-1387074
      --------------------------------       -------------------
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



                          YES     X           NO
                             -----------        -----------



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



          Class                         Outstanding at February 10, 1999
----------------------------     -----------------------------------------------
Common stock, par value                       4,041,601 shares
 $ .05 per share

                                 DOTRONIX, INC.
                                 --------------
                                     INDEX
                                     -----


Part I - Financial Information                              Page(s)
------------------------------                              -------


     Item 1.  Financial Statements (Unaudited)


              Balance Sheets                                    3

              Statements of Operations                          4

              Statements of Cash Flows                          5

              Notes to Financial Statements                     6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                      7-9


Part II - Other Information
---------------------------


     Item 6.  Exhibits and Reports on Form 8-K                 10


EXHIBIT 27 - Financial Data Schedule                           11

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------
                                 DOTRONIX, INC.
                                 --------------
                                 BALANCE SHEETS
                                 --------------

                                                                       December 31,      June 30,
                                                                           1998            1998
                                                                      --------------   ------------
                                                                      (unaudited)
ASSETS
------
Cash and cash equivalents                                              $    359,375    $    290,578

Accounts receivable, less allowance for doubtful accounts of $36,588      1,207,235       1,141,845

Inventories:
    Raw materials                                                         2,334,075       2,975,987
    Work-in-process                                                         628,002         443,728
    Finished goods                                                          291,128         485,022
                                                                       ------------    ------------
         Total inventories                                                3,153,205       3,904,737

Prepaid expenses                                                            137,789          15,324
                                                                       ------------    ------------

                     Total Current Assets                                 4,857,604       5,352,484

PROPERTY, PLANT & EQUIPMENT
    at cost net of accumulated depreciation of $5,632,891
    and $5,549,793, respectively                                          1,070,615       1,121,679

OTHER ASSETS:

    Excess of cost over fair value of net assets acquired, less
    amortization of $845,973 and $809,974, respectively                     593,981         629,980
    Other                                                                    37,055          66,202
                                                                       ------------    ------------
                     TOTAL ASSETS                                      $  6,559,255    $  7,170,345
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Revolving loans                                                    $    524,643    $    254,264
    Accounts payable                                                        262,609         284,230
    Salaries, wages and payroll taxes                                       127,826         183,787
    Other accrued liabilities                                                95,014          96,828
                                                                       ------------    ------------
                     Total current liabilities                            1,010,092         819,109

STOCKHOLDERS' EQUITY:
    Common stock, $.05 par value                                            201,980         201,980
    Additional paid-in capital                                           10,796,081      10,796,081
    Accumulated deficit                                                  (5,448,898)     (4,646,825)
                                                                       ------------    ------------
                     Total stockholders' equity                           5,549,163       6,351,236

                     TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                              $  6,559,255    $  7,170,345
                                                                       ============    ============

                       See notes to financial statements

                                 DOTRONIX, INC.
                                 --------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                  (Unaudited)

                                 Three months ended,          Six months ended,
                                    December 31                 December 31
                            --------------------------   --------------------------
                               1998           1997          1998          1997
                            -----------    -----------   -----------    -----------

REVENUES                    $ 1,940,993    $ 2,422,264   $ 3,682,725    $ 5,262,841

OPERATING EXPENSES:
      Cost of Sales           1,347,433      1,533,703     2,551,618      3,623,562

      Selling, general
      And administrative        946,008        863,156     1,898,892      1,692,017

      Interest                   20,115         15,989        34,288         76,673
                            -----------    -----------   -----------    -----------

Net (loss) earnings         $  (372,563)   $     9,416   $  (802,073)    $(129, 411
                            ===========    ===========   ===========    ===========




Basic and diluted (loss)
earnings per common share
(Note B)                    $     (0.09)   $      0.00   $     (0.20)   $     (0.03)
                            -----------    -----------   -----------    -----------


Average number of common
  Shares outstanding         4, 040,666      4,038,178     4,040,134      4,037,674
                            -----------    -----------   -----------    -----------




                       See notes to financial statements

                                 DOTRONIX, INC.
                                 --------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (Unaudited)

                                                         Six months ended
                                                           December 31,
                                                   --------------------------
                                                      1998             1997
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                        $  (802,073)   $  (129,411)

   Adjustments to reconcile net loss to
   Cash used in operating activities:

       Provision for loss on accounts receivable          --      ($  100,009)
       Provision for inventory obsolescence             79,994         79,999
       Depreciation and amortization                   124,097         91,303

   Changes in assets and liabilities:
       Accounts receivable                             (65,390)     1,047,142
       Inventories                                     671,538        595,633
       Prepaid expenses                               (122,465)        22,051
       Other assets                                     24,147        (40,000)
       Accounts payable and accrued liabilities        (79,396)        34,705
                                                   -----------    -----------
                 Net cash used in
                 Operating activities                 (169,548)      (326,444)

CASH FLOWS FROM INVESTING ACTIVITIES-

   Purchases of property, plant and equipment          (32,034)       (84,290)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from sale of stock                            --           (1,362)
   Borrowings on revolving and demand loans          3,921,003      4,904,119
   Repayments on revolving and demand loans         (3,650,624)    (5,795,789)
                                                   -----------    -----------

                 Net cash provided by (used in)
                 financing activities                  270,379       (893,032)
                                                   -----------    -----------

   NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 68,797    $(1,303,766)

   CASH AND CASH EQUIVALENTS AT BEGINNING
   OF THE PERIOD                                       290,578      2,582,679
                                                   -----------    -----------

   CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                       $   359,375    $ 1,278,913
                                                   ===========    ===========


                       See notes to financial statements

                                 DOTRONIX, INC.
                                 --------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                   Unaudited
                                   ---------

A. Basis of Presentation

The balance sheet as of December 31, 1998, the statements of operations for the three and six month periods ended December 31, 1998 and 1997 and the statements of cash flows for the six month periods ended December 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for the three and six months periods ended December 31, 1998 and 1997 presented herein have been made.

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

B. Earnings per share

Effective December 15, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Earnings per share amounts presented for the three and six month periods ended December 31, 1997 have been restated for the adoption of SFAS No. 128. The following table reflects the calculation of basic and diluted earnings per share.

                                             Three months   Three months   Six months     Six months
                                             -------------  ------------  -------------  -------------
                                              December 31   December 31   December, 31   December, 31
                                             -------------  ------------  -------------  -------------
                                                 1998           1997          1998           1997
Loss per share
--------------
Net loss                                       $ (372,563)    $    9,416    $ (802,073)    $ (129,411)
Weighted average shares outstanding             4,040,666      4,038,178     4,040,134      4,037,674
Net loss per share - basic                     $    (0.09)    $     0.00    $    (0.20)    $    (0.03)
                                               ==========     ==========    ==========     ==========

Loss per share - assuming dilution
----------------------------------
Net loss                                       $ (372,563)    $    9,416    $ (802,073)    $ (129,411)
Weighted average shares outstanding             4,040,666      4,038,178     4,040,134      4,037,674
Dilutive impact of options outstanding         $     0.00     $     0.00    $     0.00     $     0.00
                                               ==========     ==========    ==========     ==========
Weighted average shares and potential
Dilutive shares outstanding                     4,040,666      4,038,178     4,040,134      4,037,674
Loss per share - assuming dilution             $    (0.09)    $     0.00    $    (0.20)    $    (0.03)
                                               ==========     ==========    ==========     ==========

Options to purchase 138,000 shares of common stock at exercise prices of $.78 to $2.54 were outstanding during the six months ended December 31, 1998, and options to purchase 145,000 shares of common stock at exercise prices of $.78 to $2.54 were outstanding during the six months ended December 31, 1997, but were not included in the computation of diluted earnings per share because of their anti-dilutive impact on the loss per share.

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations.
        ------------------------------------


RESULTS OF OPERATIONS
---------------------

Revenue decreased 20% and 30%, respectively for the three months and six months ended December 31, 1998 compared to the prior year. Revenue was down in the three and six month periods due to reduced shipments of medical OEM monitors. In addition, revenue during the three and six month periods of fiscal 1998 contained revenue from a flight information system that was installed during fiscal 1998.

Gross margin percentage for the quarter ended December 31, 1998 was 31% compared to 34% for the same quarter ended in fiscal 1998. Gross margin for the six month period ended December 31, 1998 was 31% compared to 31% in the prior year period. The Company's product mix in the three months ended December 31, 1998 was the primary contributing factor of the reduced gross margin results when compared to the 1997 performance.

Selling, general and administrative expenses increased $83,000 or 10% for the quarter and $207,000 or 12% for the six month period ending December 31, 1998 when compared to the prior year. The increase was caused by increased engineering effort on new product designs as well as an increase in marketing and sales efforts in pursuit of new markets.

Interest expense decreased $42,000 during the six month period ended December 31, 1998 compared to the same period of the prior year. The establishment of a new financing agreement which is discussed under "Liquidity and Capital Resources" resulted in lower financing costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

     o The loans bear interest at 2% over prime (10.5% at December 31, 1998) and are secured by all the assets of the Company. The agreement also provides for minimum interest payments on loan balances of $600,000 in year one, $900,000 in year two and $1,200,000 in year three.

     o    Payment of a $1,250 quarterly loan facility fee.

     o Early termination fees of $90,000 the first year, $60,000 the second year and $30,000 in the third year.

     o The maintenance of a minimum tangible net worth as defined, of $5,000,000.

The Company's tangible net worth at December 31, 1998 was $4,918,127, which is below the $5,000,000 minimum tangible net worth as defined by the credit agreement. The Lender has agreed to waive the minimum tangible net worth provision for December 1998 and January 1999. The Lender has indicated that the minimum tangible net worth loan provision will be a subject of discussion between the Lender and the Company. If the Lender requires repayment of loans outstanding the Company will seek financing elsewhere. There is no certainty that financing will be available. The Company believes that the cash and cash equivalents on hand at December 31, 1998 and the future amounts available to it under the aforementioned credit agreement or any other new credit agreement should be adequate to meet both short and long-term capital needs, including those discussed in the "Impact of the Year 2000" section which follows.

During the six months ended December 31, 1998, operations consumed $170,000 of cash. Purchases of property, plant and equipment consumed $32,000 of cash. Increased borrowings on the working capital loan provided $270,000 of cash to the Company. The overall result was an increase in cash of $69,000.

At December 31, 1998, working capital amounted to $3,848,000.


COMMON STOCK LISTING
--------------------

Effective January 19, 1999 the Company's common stock listing was moved from the Nasdaq National Market to the Nasdaq SmallCap Market. Nasdaq has advised Dotronix that the new listing is via an exception from Nasdaq's $1.00 minimum bid requirement. Nasdaq also has advised Dotronix that in order to maintain the new listing, on or before April 14, 1999, Dotronix must demonstrate a closing day price of at least $1.00. Thereafter, the bid price must close at or above $1.00 for a minimum of ten consecutive trading days.



IMPACT OF THE YEAR 2000 ON THE COMPANY'S INFORMATION TECHNOLOGY SYSTEMS.
------------------------------------------------------------------------

The Company's products are not impacted by the year 2000 issue since the displays/monitors that the Company designs and manufacturers do not contain date logic as part of their operation.

The Company's business systems; consisting of manufacturing requirements planning (MRP) and accounting systems (accounts receivable, accounts payable, general ledger) are not year 2000 compliant. To comply with the year 2000 issue, the Company has plans to replace the existing business system. As of December 31, 1998, the supplier of the replacement system has been selected. This supplier, along with internal Company resources, is presently installing the new system with a completion date of April 30, 1999.

In fiscal year 1998 the Company retained an external consultant to assist in the selection and implementation of the replacement business system. The total cost through December 31, 1998 for the implementation effort has been $109,000 of which $27,000 has been expensed. The remainder of the cost incurred is software which will be capitalized. It is anticipated that the acquisition cost of the hardware and software with the related costs of conversion, training, and support will total approximately $350,000.

The Company has financed the network and hardware portions (approximately $160,000) of the implementation through a two year lease arrangement. It is anticipated that the remaining costs of the implementation will be financed through the use of the Company's available operating cash flow and advances under its line of credit.

The current systems implementation plan has a planning buffer of two months. The Company can continue to operate on the existing system through June 30, 1999. At July 1, 1999, when the fiscal year becomes June 30, 2000, the business systems will not function in their intended manner. The Company feels that the buffer period of 2 months is sufficient to address unplanned issues and/or greater complexity with respect to the Company's use of the replacement system.

PART II - OTHER INFORMATION
---------------------------

Item 4. Submission of Matters to a Vote of Securities Holders

At the annual meeting of the shareholders of the Company held on November 11, 1998 the following were elected directors:

--------------------------------------------------------------------------------
                                           Votes For         Withheld
--------------------------------------------------------------------------------
William S. Sadler                          3,651,832          66,605
--------------------------------------------------------------------------------
Ray L. Bergeson                            3,651,632          66,805
--------------------------------------------------------------------------------
Robert J. Snow                             3,651,632          66,805
--------------------------------------------------------------------------------
Edward L. Zeman                            3,651,667          66,770
--------------------------------------------------------------------------------
L. Daniel Kuechenmeister                   3,651,667          66,770
--------------------------------------------------------------------------------


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

Date: February 10, 1998                  DOTRONIX, INC.

                                         By   /s/ William S. Sadler
                                              -----------------------------
                                              William S. Sadler
                                              President
                                              (Principal Executive Officer)


                                         By   /s/ Robert V. Kling
                                              -----------------------------
                                              Robert V. Kling
                                              Chief Financial Officer
                                              (Principal Financial
                                              and accounting Officer)