Form 10QSB
period 1999-03-31
DOTRONIX INC
filed 1999-05-14
CIK 351809

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

         For the Quarter Ended March 31, 1999 Commission File No. 0-9996

                                 DOTRONIX, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                  41-1387074
--------------------------------------------------------------------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X    NO
                                    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Class                              Outstanding at April 23, 1999
-----------------------                   -----------------------------
Common stock, par value                         4,041,601 shares
  $ .05 per share

                                 DOTRONIX, INC.
                                      INDEX

Part I - Financial Information                                        Page(s)
                                                                      -------
         Item 1.  Financial Statements (Unaudited)

                  Balance Sheets                                        3

                  Statements of Operations                              4

                  Statements of Cash Flows                              5

                  Notes to Financial Statements                         6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     7-8

Part II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K                   9-10

EXHIBIT 27 - Financial Data Schedule                                   11

EXHIBIT 10a-Building Purchase Agreement                          Attached

EXHIBIT 10b-Building Lease Agreement                             Attached

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                 DOTRONIX, INC.

ASSETS                                                       March 31,       June 30,
                                                               1999            1998
                                                           ------------    ------------
                                                           (unaudited)
Cash and cash equivalents                                  $    399,210    $    290,578
Accounts receivable, less allowance
for doubtful accounts of $36,588                              1,048,335       1,141,845

Inventories:
    Raw materials                                             1,897,483       2,975,987
    Work-in-process                                             502,365         443,728
    Finished goods                                              374,509         485,022
                                                           ------------    ------------
          Total inventories                                   2,774,357       3,904,737
Prepaid expenses                                                226,727          15,324
                                                           ------------    ------------

Total Current Assets                                          4,448,629       5,352,484

PROPERTY, PLANT & EQUIPMENT
at cost net of accumulated depreciation
of $5,674,394 and $5,549,793,  respectively                   1,053,893       1,121,679

OTHER ASSETS:
Excess of cost over fair value of net assets acquired,
less amortization of $863,973 and $809,974, respectively        575,981         629,980
Other                                                            31,390          66,202
                                                           ------------    ------------

TOTAL ASSETS                                               $  6,109,893    $  7,170,345
                                                           ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Revolving loans                                            $    353,003    $    254,264
Accounts payable                                                514,493         284,230
Salaries, wages and payroll taxes                               202,892         183,787
Other accrued liabilities                                       127,518          96,828
                                                           ------------    ------------
Total current liabilities                                     1,197,906         819,109

STOCKHOLDERS' EQUITY:
Common stock, $.05 par value                                    201,980         201,980
Additional paid-in capital                                   10,796,081      10,796,081
Accumulated deficit                                          (6,086,074)     (4,646,825)
                                                           ------------    ------------
Total stockholders' equity                                    4,911,987       6,351,236
                                                           ------------    ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                       $  6,109,893    $  7,170,345
                                                           ============    ============


                        See notes to financial statements

                                 DOTRONIX, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Three months ended,          Nine months ended,
                                    March 31                      March 31
                           --------------------------    --------------------------
                              1999           1998           1999           1998
                           -----------    -----------    -----------    -----------
REVENUES                   $ 1,673,190    $ 2,337,159    $ 5,355,915    $ 7,599,920

OPERATING EXPENSES:
      Cost of Sales          1,397,524      1,577,192      3,949,142      5,200,753

      Selling, general
      And administrative       899,374      1,079,663      2,798,267      2,771,900

      Interest                  13,468         23,058         47,755         99,431
                           -----------    -----------    -----------    -----------

Net (loss)                 $  (637,176)   $  (342,754)   $(1,439,249)   $  (472,164)
                           ===========    ===========    ===========    ===========

Basic and diluted (loss)
per common share
  (Note B)                 $     (0.16)   $     (0.08)   $     (0.36)   $     (0.12)

Average number of common
  shares outstanding         4,041,601      4,039,306      4,040,394      4,038,218


                        See notes to financial statements

                                 DOTRONIX, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine months ended
                                                           March 31,
                                                   --------------------------
                                                      1999           1998
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                        $(1,439,249)   $  (472,164)
   Adjustments to reconcile net loss to
   Cash used in operating activities:
       Provision for loss on accounts receivable                     (100,009)
       Provision for inventory obsolescence             82,192           --
       Depreciation and amortization                   186,099        151,955

   Changes in assets and liabilities:
       Accounts receivable                              93,510        339,115
       Inventories                                   1,048,187       (439,408)
       Prepaid expenses                               (211,402)        11,100
       Other assets                                     27,312        (25,826)
       Accounts payable and accrued liabilities        280,058        (82,219)
                                                   -----------    -----------

   Net cash provided by (used in)
   operating activities                                 66,707       (617,456)

CASH FLOWS FROM INVESTING ACTIVITIES-

   Purchases of property, plant and equipment          (56,815)      (108,734)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from sale of stock                            --           (1,362)
   Borrowings on revolving and demand loans          5,590,604      7,471,118
   Repayments on revolving and demand loans         (5,491,864)    (8,167,123)
                                                   -----------    -----------

   Net cash provided by (used in)
    financing activities                                98,740       (697,367)
                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     108,632     (1,423,557)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF THE PERIOD                                        290,578      2,582,679
                                                   -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF
  THE PERIOD                                       $   399,210    $ 1,159,122
                                                   ===========    ===========


                        See notes to financial statements

                                 DOTRONIX, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                    Unaudited

A.   Basis of Presentation

The balance sheet as of March 31, 1999, the statements of operations for the three and nine month periods ended March 31, 1999 and 1998 and the statements of cash flows for the nine month periods ended March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for the three and nine months periods ended March 31, 1999 and 1998 presented herein have been made.

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

B.   Earnings per share

Effective December 15, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Earnings per share amounts presented for the three and nine month periods ended March 31, 1998 have been restated for the adoption of SFAS No. 128. The following table reflects the calculation of basic and diluted earnings per share.

                                          Three months     Three months       Nine months       Nine months
                                          ------------     ------------       -----------       -----------

                                            March 31         March 31          March 31           March 31
                                              1999             1998              1999               1998
                                          ------------     ------------       -----------       -----------
Loss per share

Net loss                                   ($637,176)       ($342,754)       ($1,439,249)        ($472,164)
Weighted average shares outstanding        4,041,601         4,039,306         4,040,934         4,038,218
Net loss per share - basic                  ($0.16)           ($0.08)           ($0.36)           ($0.12)
                                        =====================================================================

Loss per share - assuming dilution

Net loss                                   ($637,176)       ($342,754)       ($1,439,249)        ($472,164)
Weighted average shares outstanding        4,041,601         4,039,306         4,040,934         4,038,218
Dilutive impact of options outstanding       $0.00             $0.00             $0.00             $0.00

Weighted average shares and potential

Dilutive shares outstanding                4,041,601         4,039,306         4,040,934         4,038,218
Loss per share - assuming dilution          ($0.16)           ($0.08)           ($0.36)           ($0.12)
                                        =====================================================================


Options to purchase 138,000 shares of common stock at exercise prices of $.78 to $2.54 were outstanding during the nine months ended March 31, 1999, and options to purchase 143,000 shares of common stock at exercise prices of $.78 to $2.54 were outstanding during the nine months ended March 31, 1998, but were not included in the computation of diluted earnings per share because of their anti-dilutive impact on the loss per share.

           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

RESULTS OF OPERATIONS

Revenue decreased 28% and 30%, respectively for the three months and nine months ended March 31, 1999 compared to the prior year. Revenue was down in the three and nine month periods due to reduced shipments of several product lines.

Gross margin percentage for the quarter ended March 31, 1999 was 16% compared to 33% for the same quarter ended in fiscal 1998. Gross margin for the nine month period ended March 31, 1999 was 26% compared to 32% in the prior year period. The Company's product mix, and low level of sales in January and February of the three months ended March 31, 1999 was the primary contributing factor of the reduced gross margin results when compared to the 1998 performance.

Selling, general and administrative expenses decreased $180,000 or 17% in the quarter ended March 31, 1999, when compared to the prior year. The decrease was due to an ongoing effort to improve the efficiencies of the Company's sales and marketing efforts . General and administrative expenses increased $87,000, or 3% during the nine month period ended March 31, 1999 when compared to the prior year. The increase was caused by increased engineering effort on new product designs.

Interest expense decreased $52,000, or 53% during the nine month period ended March 31, 1999 compared to the same period of the prior year. The establishment of a new financing agreement which is discussed under "Liquidity and Capital Resources" resulted in lower financing costs.

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

o The loans bear interest at 2% over prime (10.5% at March 31, 1999) and are secured by all the assets other than real estate of the Company. The agreement also provides for minimum interest payments on loan balances of $600,000 in year one, $900,000 in year two and $1,200,000 in year three.

o    Payment of a $1,250 quarterly loan facility fee.

o Early termination fees of $90,000 the first year, $60,000 the second year and $30,000 in the third year.

o    The maintenance of a minimum tangible net worth as defined, of $5,000,000.

The Company's tangible net worth at March 31, 1999 was $4,304,615, which is below the $5,000,000 minimum tangible net worth as defined by the credit agreement. The Lender has waived the minimum tangible net worth provision for December 1998 and January 1999 for a fee of $5000. For periods after January 1999 the Lender has indicated that continued waiver of the minimum tangible net worth loan provision will result in a higher interest being assessed on future borrowings. If the Lender requires repayment of loans outstanding the Company will seek financing elsewhere. There is no certainty that financing will be available.

In April 1999 the Company sold one of its buildings in a sale and leaseback agreement with its chief executive officer. Due diligence was taken to ensure that the sale and leaseback was an arms length transaction. The building, at 160 First Street Southeast, New Brighton, Minnesota, was sold for $570,000. A net, net, net, ten year (10) lease was signed by the Company. Monthly rent is $6100. At the end of 5 years the monthly rent may increase. The Company has the option of extending the lease for two (2) additional periods of five (5) years. Additional operating funds of $558,000 after closing costs was thereby secured. The purchase agreement is attached as Exhibit 10a, and the lease agreement is attached as Exhibit 10b.

The Company believes that the cash and cash equivalents on hand at March 31, 1999, the additional funds secured through the sale of the building, described above, and the future amounts available to it under the aforementioned credit agreement or any other new credit agreement should be adequate to meet both short and long-term capital needs, including those discussed in the "Impact of the Year 2000" section which follows.

During the nine months ended March 31, 1999, operations provided 67,000 of cash. Purchases of property, plant and equipment consumed $57,000 of cash. Increased borrowings on the working capital loan provided $99,000 of cash to the Company. The overall result was an increase in cash of $109,000.

At March 31, 1999, working capital amounted to $3,251,000

COMMON STOCK LISTING

In a letter dated January 14, 1999, the Company was informed by Nasdaq that a Nasdaq Listing Qualification Panels had determined that the Company's common stock listing was to be moved from the Nasdaq National Market to the Nasdaq SmallCap Market, which took place on January 19, 1999.

Nasdaq sent a letter dated March 29, 1999 stating that the Company's common stock was scheduled to be de-listed from the Nasdaq Stock Market effective with the opening of business on April, 5, 1999, unless a hearing was requested. The Company requested a hearing, which was confirmed by Nasdaq in a letter dated April 7, 1999. The hearing is to take place in Washington D.C. on May 20, 1999 before a Panel authorized by the Nasdaq Stock Market Board of Directors. In the event the Panel determines to delist the company's securities, the Company will not be notified until the delisting has become effective.

In the event of delisting the Company's securities will be listed on the OTC Bulletin Board.

IMPACT OF THE YEAR 2000 ON THE COMPANY'S INFORMATION TECHNOLOGY SYSTEMS.

The Company's products are not impacted by the year 2000 issue since the displays/monitors that the Company designs and manufacturers do not contain date logic as part of their operation.

The Company's business systems; consisting of manufacturing requirements planning (MRP) and accounting systems (accounts receivable, accounts payable, general ledger) are not year 2000 compliant. To comply with the year 2000 issue, the Company is replacing the existing business system. The new business system will be operational on July 1, 1999.

The Company has financed the network and hardware portions (approximately $160,000) of the implementation through a two year lease arrangement. Software, training, and installation costs (approximately $200,000, of which approximately $140,000 was paid at March 31, 1999) will be financed through the use of the Company's available operating cash flow and advances under its line of credit. Software costs will be capitalized.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. SFAS No. 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The Company does not have investments in derivatives and does not participate in hedging activities. The Company is currently assessing the impact of SFAS No. 133 will have on the Company's financial position and results of operations in 1999.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

At the annual meeting of the shareholders of the Company held on November 11, 1998 the following were elected directors:

-----------------------------------------------------------------------------
                                          Votes For                 Withheld
-----------------------------------------------------------------------------
           William S. Sadler              3,651,832                 66,605
-----------------------------------------------------------------------------
             Ray L. Bergeson              3,651,632                 66,805
-----------------------------------------------------------------------------
              Robert J. Snow              3,651,632                 66,805
-----------------------------------------------------------------------------
             Edward L. Zeman              3,651,667                 66,770
-----------------------------------------------------------------------------
    L. Daniel Kuechenmeister              3,651,667                 66,770
-----------------------------------------------------------------------------

Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibits

                  Exhibit 27.......Financial Data Schedule
                  Exhibit 10a......Building Purchase Agreement
                  Exhibit 10b......Building Lease Agreement

         (b) No reports on Form 8-K were issued during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1999                     DOTRONIX, INC.

                                       By   /s/ William S. Sadler
                                         ---------------------------------
                                         William S. Sadler
                                         President
                                         (Principal Executive Officer)

                                       By   /s/ Robert V. Kling
                                         ---------------------------------
                                         Robert V. Kling
                                         Chief Financial Officer
                                         (Principal Financial and
                                         accounting Officer)