Form 10KSB40
period 1999-06-30
DOTRONIX INC
filed 1999-10-13
CIK 351809

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

FOR THE FISCAL YEAR                                            COMMISSION
ENDED JUNE 30, 1999                                            FILE NO. 0-9996
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

State issuer's revenues for its most recent fiscal year:       $7,670,428
The aggregate market value of common equity stock held by nonaffiliates of the registrant as of August 31, 1999 was approximately $1,585,000 (based on the last sale price of such stock as reported by the OTC Bulletin Board.)

The number of shares outstanding of the registrants common stock, as of August 31, 1999 was 4,057,601.

A portion of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated into Part III as set forth therein.

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


ITEM 1. BUSINESS

GENERAL

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

PRODUCTS

The Company primarily designs, manufactures and markets monitors and displays for a wide range of end user applications for the medical diagnostic, transportation, and multimedia presentation and display markets.

The medical market products consist primarily of high resolution monochrome and color displays marketed to the major Original Equipment Manufacturers (OEM) within the market. This OEM base serves x-ray, CT scan, MRI and other instrumentation uses. The medical products are used in diagnostic and work station applications and for fixed and portable instrumentation devices. CRT sizes range from 5" to 21".

The Company also markets a product line of large screen color displays in the multimedia arena. Product uses include video walls, displays for flight information systems, and other public information displays. Products range from 20" to 32". The Company has added gas plasma flat panels to its product line in fiscal 1999.

The Company continues to selectively market to the federal government and its agencies, offering high quality, medium resolution, color and monochrome displays.

Although the Company has developed standardized CRT displays in order to provide cost-effective products, it also works closely with customers and suppliers in order to adapt existing designs and incorporate new products, including flat panel displays, in meeting customers' specific requirements.

MARKETING

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

The Company's present customer base consists of approximately 200 OEMs and system integrators located predominantly in the United States, with 4% of the Company's revenues during the year ended June 30, 1999 consisting of sales to customers in Europe, Canada, and the Far East. Sales to the Company's three largest customers accounted for 25% of its revenues during the year ended June 30, 1999. Three separate customers have accounted for 10% or more of revenues during one or more of the last three fiscal years. Their respective percentages of revenue by fiscal year are as follows:


                     1999        1998       1997
                     ----        ----       ----
Customer A            10%          0%         0%
Customer B             8%         12%         8%
Customer C             7%          9%        14%

In order to meet the diverse requirements of OEMs, the Company markets its products directly to such manufacturers through its own technically trained sales employees. The Company employs salespersons in St. Paul, Minnesota, Los Angeles, California and Eatontown, New Jersey. The Company's CRT displays and CCTV monitors are priced in the range from $100 to $10,000, depending on size and other specifications, degree of adaptation required and quantity.

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

The Company also faces potential competition from other, non-CRT based information display technologies, such as liquid crystal displays and other flat-panel displays. The Company believes, however that such alternative technologies have not yet proven economical and effective in most applications in which the Company's products are used. The development of an economical and effective flat-panel display could have an adverse effect on the Company's business; therefore, the Company is following developments closely and evaluating the potential use of this technology in its product lines. As previously noted, the Company has added gas plasma flat panels to its product line for customer applications such as flight information display systems and point of purchase advertising.

MANUFACTURING AND SUPPLIERS

The Company purchases the components of its CRT displays and CCTV monitors from outside suppliers and manufactures, assembles, and tests these components at its New Brighton, Minnesota and Eau Claire, Wisconsin facilities. The Company has begun to purchase completed CRT displays offshore in an effort to improve its competitive position. The components of CRT displays and CCTV monitors include standardized CRTs, magnetic deflection yokes and transformers, power sources and other standardized electronic components as well as printed circuit boards and chassis manufactured to the Company's specifications. The Company believes that such standardized components generally are available from more than one source of supply and that numerous manufacturers of components to specification are available. In the manufacturing process transistors, capacitors and other electronic components are inserted into holes drilled in a printed circuit board. The components are then flow-soldered to the circuit board and then the CRT, deflection yoke and the power source are mounted on the chassis and hand wired. The completed units are then put through a series of quality control tests plus a burn-in period before shipment to the customer.

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

PERSONNEL

As of June 30, 1999 the Company had 91 full-time employees. The Company believes that its relationship with its employees is satisfactory. None of the Company's employees are covered by collective bargaining agreements.

SALES BACKLOG; RESEARCH AND DEVELOPMENT

The Company's sales backlog expected to be shipped by the end of the following fiscal year was approximately $0.9 million at June 30, 1999 and $1.7 million at June 30, 1998. The Company believes that the dollar amount of backlog at a given date is not necessarily indicative of sales for any succeeding period. For example, certain regular customers of the Company place frequent orders on a short term basis only.

Research and development costs totaled approximately $518,000 for fiscal 1999, $399,000 for fiscal 1998 and $302,000 for fiscal 1997.

ITEM 2. PROPERTIES

The Company's corporate offices and certain manufacturing operations are located in a building that is approximately 17,000 square feet in New Brighton, Minnesota. The building was purchased from the Company by William
S. Sadler, president and a major stockholder of the Company, and leased by him to the Company, if fiscal 1999. Rental payments are $6,100 per month through April 2004. From May 2004 to April 2009 rent is $2,500 per month plus an additional amount equal to the monthly payments of principal and interest on a 15 year loan (at June 30, 1999 a rate of 7.9%) for $456,000 (the Additional Rent), obtained by Mr. Sadler, with total monthly payments no to be less than $6,100. At June 30, 1999, the additional rent would have been $3,720 per month. The lease agreement has two five year options with rental payments of $3,000 plus Additional Rent and $3,500 plus Additional Rent, respectively. In addition to the rental amounts described above, the Company is responsible for all other costs, fees, expenses, and other charges which may arise. These lease terms were approved by the Company's outside directors based on a study of comparable rental properties.

The Company also leases in New Brighton under a five year lease that expires March 2003, approximately 22,000 square feet of warehouse space from a company wholly owned by William S. Sadler, at a rental rate of $4,932 per month. The lease has a renewal option for five additional years at the same rate. These lease terms were approved by the Company's outside directors based on a study of comparable rental properties.

The Company utilizes, on a month to month rental basis, approximately 4,500 square feet in New Brighton, Minnesota at $2,185 per month, from another company, wholly owned by William S. Sadler.

The Company's office and manufacturing facility in Eau Claire, Wisconsin is located in an approximately 33,600 square foot building owned by the Company.

ITEM 3. LEGAL PROCEEDINGS
None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock previously was quoted on the NASDAQ Stock Market under the symbol "DOTX". Effective August 4, 1999 the Company's Common Stock transferred to the OTC Bulletin Board. The following table sets forth the range of high and low closing sales prices of the Common Stock as reported by NASDAQ.

FISCAL YEAR ENDED JUNE 30, 1999                         HIGH             LOW
First Quarter.............................            $ 1-1/2          $1-1/32
Second Quarter............................             1-7/32            3/4
Third Quarter.............................             1-5/16            3/4
Fourth Quarter............................               7/8             5/8


FISCAL YEAR ENDED JUNE 30, 1998                        HIGH             LOW
First Quarter.............................            $1-1/8           $7/8
Second Quarter............................            1-3/16            7/8
Third Quarter.............................               2               1
Fourth Quarter............................               2             1-1/8

As of June 30, 1999, there were 354 record holders of the Company's Common Stock. The Company has not paid dividends on its Common Stock and does not expect to pay cash dividends for the foreseeable future. The Company's current borrowing arrangement prohibits the payment of cash dividends. The Company's current policy is to retain any earnings to finance operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION:

The Company experienced revenue declines in fiscal 1999 and 1998 and had net losses of $2.04 million, $1.03 million, and $1.42 million in fiscal 1999, 1998, and 1997 respectively. As a result of these net losses, the Company has not met the tangible net worth covenant in its revolving credit agreement since December 1998. On October 1, 1999 the lender under this agreement notified the Company of its intent to terminate the agreement and to require repayment of the borrowings thereunder plus an early termination fee of $30,000 effective December 31, 1999. At October 1, 1999, borrowing under this agreement totaled $848,706. Substantially all of the Company's assets, other than its real property, are pledged to secure the borrowings under this agreement.

The Company's president and major stockholder has agreed to provide up to $1,000,000 in secured financing to the Company in the form of cash loans or guarantees on Company borrowings. This agreement expires on September 30, 2000, or upon sale of the Company and provides for the issuance of warrants to purchase one share of common stock, at market value at the date of the advance, for each four dollars loaned to the Company.

In addition, the Company is considering several strategies for obtaining credit facilities to replace this revolving credit agreement or for raising the funds necessary to repay the amount outstanding thereunder. The strategies under consideration include engaging in a sale and leaseback of the Company's Eau Claire, Wisconsin facility. During fiscal 1999, in order to improve liquidity the Company engaged in a sale and leaseback of its New Brighton, Minnesota headquarters building. See Note H of the financial statements included elsewhere herein.

The Company also is considering several strategies for decreasing its expense structure to a level more nearly commensurate with its current revenues, as well as for increasing revenues. The strategies for reducing expenses could include workforce reductions or the closing of facilities, either of which could result in certain one-time charges to earnings.

There is no assurance that the Company will be able to raise the funds, through new credit facilities or otherwise, required to repay the borrowings outstanding under its revolving credit agreement or that it will be able to reduce or eliminate its net losses.

RESULTS OF OPERATIONS:

The Company's revenues decreased $1,599,459 (17%) and $682,926 (7%) during the fiscal year ended June 30, 1999 and 1998 from the respective preceding fiscal years. The decrease for fiscal 1999 was caused by a continuing decline in OEM and video wall shipments. The decrease for fiscal 1998 was mainly due to decreased video wall shipments with a slight reduction experienced in the medical OEM market.

Five customers comprised 38% of the total fiscal 1999 sales of the Company. In fiscal 1998 and 1997 these same customers comprised 29% and 31% of sales, respectively.

The Company's gross margin was 24% , 30% and 25% in fiscal 1999, 1998, and 1997, respectively. The deterioration in fiscal 1999 was primarily due to lower usage of capacity and the research and development costs associated with the introduction of several new models. The improvement in fiscal 1998 was primarily due to a more favorable product mix and reduced manufacturing expenses.

Selling, general, and administrative expenses increased 2% in fiscal 1999 and 2% in fiscal 1998, from their respective preceding fiscal years. Both years increases were due to sales and related costs associated with new product introductions.

Interest expense decreased 24% in fiscal 1999 and 55% in fiscal 1998, from the respective preceding fiscal years. The decrease for both years was caused by reduced borrowing levels and the securing of a new credit facility with reduced interest rates.

As of June 30, 1999 the Company had available income tax operating loss carryforwards of approximately $3,900,000 that can be used to offset future taxable income. The Company has recorded a valuation allowance against all benefits associated with net operating loss carryforwards as it is less probable than not that they will ultimately be realized.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company believes that its revenues and results of operations have not been significantly affected by inflation during the three years ended June 30, 1999.

The Company's transactions are denominated in U.S. dollars. For this reason the Company does not have significant exposure to foreign exchange rate fluctuations.

The Company's working capital loan and the operating lease on its headquarters are subject to variable interest rates. Significant fluctuations in interest rates therefore could have an adverse effect on the Company and its ability to fund working capital requirements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES:

On November 13, 1997, the Company entered into a working capital loan and security agreement (the Credit Agreement) with Coast Business Credit (Coast). The original Credit Facility covers a period of three years with the following provisions:

- Maximum availability of $3,000,000 not to exceed 85% of eligible receivables, as defined, plus outstanding equipment acquisition loans. The capital equipment acquisition loans can not exceed $500,000. Borrowings are secured by substantially all the assets of the Company other than its real property.

- Interest at 2% to 5% over prime (12.75% at June 30, 1999) depending upon compliance with covenants. The Credit Agreement also provides for minimum interest payments on loan balances of $600,000 in year one, $900,000 in year two and $1,200,000 in year three.

-    Payment of a $1,250 quarterly loan facility fee.

- Early termination fees of $90,000 the first year, $60,000 the second year and $30,000 in the third year.

- Various restrictive covenants, including a minimum tangible net worth of $5,000,000.


The Company's tangible net worth fell below the minimum of $5,000,000 in December of 1998. Coast waived the minimum tangible net worth provision for December 1998 and January 1999 for a fee of $5,000. Coast agreed to continue waiver of the minimum tangible net worth provision in consideration of increasing the interest rate on borrowed funds from 2% over prime to 5% over prime. The increased rate was applied by Coast starting June 1, 1999.

On October 1, 1999, the Company was notified by Coast of their intent to terminate the Credit Agreement effective December 31, 1999. No additional borrowings are available from Coast after that date. Borrowings of $848,706 were outstanding at the notification date. At December 31, 1999 borrowings and an early termination fee of $30,000 will be due.

As discussed in the "Introduction" above, the Company is considering several strategies for obtaining credit facilities to replace the Credit Agreement or for raising the funds necessary to repay the amount outstanding thereunder. However, there is no assurance that the Company will be able to raise the funds, through new credit facilities or otherwise, required to repay the borrowings outstanding under the Credit Agreement.

At June 30, 1999 the Company had working capital of $2,867,899. As noted in the "Introduction" above, during fiscal 1999, in order to improve liquidity the Company engaged in a sale and leaseback of its New Brighton, Minnesota headquarters building, realizing net cash proceeds approximately $559,000. The gain on this sale was deferred and will be amortized over the life of the lease (10 years). The Company believes that the cash and cash equivalents on hand at June 30, 1999 should be adequate to meet short and long term needs, provided that replacement credit facilities or other funding sources become available or replace the Credit Agreement. The Company has no material commitments for capital expenditures at June 30, 1999 and expects 2000 capital expenditures to be consistent with 1999.

During 1999 certain employees of the Company agreed to a decrease in salary for an equal value of the Company's common stock. At June 30, 1999 $4,936, representing 7,264 shares, has been recognized and accrued for this commitment.

During 1999 the Company entered into employment agreements with three employees whereby stock will be granted on each of the employees' first three anniversary dates. In 1999, the Company issued 26,000 shares of restricted common stock, which vest 10,000 shares, 7,000 shares, 7,000 shares, and 2,000 shares in years 1999 through 2002 respectively. Compensation expense of $11,500 was recognized during 1999, and unearned compensation of $15,875 is accrued at June 30, 1999.


CASH FLOW

During fiscal 1999 cash flow used in operating activities was $63,000. Two major elements of the cash flow was a net loss of $2,040,000 partially offset by a reduction in inventories of $1,511,000. Cash provided by investing activities of approximately $559,000 was provided by the sale and leaseback of the Company's headquarters, partially offset by purchases of equipment of $272,000. Cash provided by financing activities was approximately $106,000 primarily related to additional borrowing under the Company's Credit Agreement.

During fiscal 1998 cash flows used in operating activities were $915,000, primarily related to the net loss of $1,026,000, partially offset by decreases in accounts receivable and inventory of $675,000 and $609,000 respectively. Purchases of equipment used approximately $158,000. Financing activities used approximately $1,219,000 related to the repayment of debt.

During fiscal 1997 cash flows used in operating activities were $112,000, primarily related to the net loss of $1,421,000. Purchases of equipment used $49,000. Repayment of debt used $464,000 and equity transactions consisting of stock repurchases required $199,000 of cash during fiscal 1997.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) 130 "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements. SFAS 130 is not currently applicable to the Company because the Company did not have any items of other comprehensive income in any of the periods presented.

Also, in June 1997 the FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information", which was adopted by the Company in 1999. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. SFAS 131 requires financial information to be reported on the basis that is used internally for evaluating performance and deciding how to allocate resources. The Company operates in one business segment, therefore, there was no change in the Company's disclosures.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. Management has not yet completed an assessment of the impact of adopting the provisions of SFAS 133 on the Company's financial statements. This statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt this accounting standard as required in fiscal 2001.

YEAR 2000 COMPLIANCE

The Company's products are not impacted by the year 2000 issue since the displays/monitors that the Company designs and manufacturers do not contain date logic as part of their operation.

To comply with the year 2000 issue, the Company purchased year 2000 ready hardware and software (per vendor readiness documents) in September 1998. Total estimated cost of the purchase is $406,000 of which $381,000 has been capitalized. Additional costs to be incurred after June 30, 1999 are approximately $25,000 which will be financed through the use of the Company's available operating cash flow.

Installation and training have been ongoing since January 15, 1999. Several pilot runs were completed through August 31, 1999. Final data transfer and implementation of processes was completed on October 4, 1999, whereupon the system became operational. The hardware vendor has assured the Company that the installed hardware is Year 2000 ready. The software vendor has assured the Company that its software release running as of October 4, 1999 is Year 2000 ready. The hardware vendor and the software vendor are both well established companies with a long history of successful client installations. The Company believes that the hardware and software vendors will support their products under all contingencies.

In August 1999 the Company began a written evaluation of its suppliers. Letters requesting information of Year 2000 readiness were sent or faxed to all key suppliers. A substantial majority of suppliers responded that they were Year 2000 ready and products and services would not be delayed due to Year 2000 problems. No suppliers responded that they were not Year 2000 ready. The Company has continued to contact the non-responding suppliers to determine their Year 2000 readiness. For a majority of the Company's critical materials, alternative suppliers are available if current suppliers experience Year 2000 difficulties. The Company has a long history of re-engineering products on short notice because of the unexpected unavailability of parts.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are included (with an index listing all such statements) in a separate financial section at the end of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
        ACT

See Part I of this report. Pursuant to General Instruction E(3), reference is made to information contained under the heading "Election of Directors" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before September 30, 1999, which information is incorporated herein.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company who are not also directors of the Company are as follows:


         Name                       Age              Position
         ----                       ---              --------
Robert J. Andrews                   56               Vice President, Operations
Robert V. Kling                     57               Chief Financial Officer

Robert J. Andrews has been Vice President, Operations of the Company since 1986. He has been employed by the Company since 1982 as Operations Manager. Prior to joining the Company, Mr. Andrews was the Director of Operations of Audiotronics Corporation.

Robert V. Kling has been Chief Financial Officer since February, 1999. Prior to joining the Company Mr. Kling held positions as Controller and Chief Financial Officer at various firms.


ITEM 10. EXECUTIVE COMPENSATION

Pursuant to General Instruction of E(3), reference is made to information contained under the heading "Executive Compensation" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 28, 1999, which information is incorporated herein.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

Pursuant to General Instruction E(3), reference is made to information contained under the heading "Voting Securities and Principal Holders" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 28, 1999, which information is incorporated herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction E(3), reference is made to information contained under the heading "Certain Transactions" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 28, 1999, which information is incorporated herein.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      LISTING OF EXHIBITS


Exhibit                           Description
-------                           -----------
Number
------
3.1      Articles of Incorporation, as amended to date of this report
         (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1988).

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

10.7     Sale and leaseback of corporate headquarters located at 160 First
         Street S.E. New Brighton, Minnesota (incorporated by reference to exhibit 10a (Building purchase agreement, and exhibit 10b (Building lease agreement) on Form 10-QSB for the quarter ended March 31, 1999.)

23       Independent Auditors' Consent (filed herewith).

27       Financial Data Schedule (filed herewith).


(b)  REPORTS ON FORM 8-K

     No reports were filed on Form 8-K during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DOTRONIX, INC.

Date:  October 12, 1999       By /s/ William S. Sadler
                                 -------------------------------------------
                                     William S. Sadler, President

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                          Signature
----                          ---------

October 12, 1999              By /s/ William S. Sadler
                                 -------------------------------------------
                                 William S. Sadler, President, Treasurer and
                                  Director

October 12, 1999              By /s/ Robert V. Kling
                                 -------------------------------------------
                                 Robert V, Kling, Chief Financial Officer


October 12, 1999              By /s/ Ray L. Bergeson
                                 -------------------------------------------
                                 Ray L. Bergeson, Director


October 12, 1999              By /s/ Edward L. Zeman
                                 -------------------------------------------
                                 Edward L. Zeman, Director


October 12, 1999              By /s/ Robert J. Snow
                                 -------------------------------------------
                                 Robert J. Snow, Director


October 12, 1999              By /s/ L. Daniel Kuechenmeister
                                 -------------------------------------------
                                 L. Daniel Kuechenmeister, Director

DOTRONIX, INC.




Index to Financial Statements


Independent auditors' report.............................................F-2
Balance sheets...........................................................F-3
Statements of operations.................................................F-4
Statements of stockholders' equity.......................................F-5
Statements of cash flows.................................................F-6
Notes to financial statements............................................F-7

INDEPENDENT AUDITORS' REPORT


BOARD OF DIRECTORS AND STOCKHOLDERS
DOTRONIX, INC.
NEW BRIGHTON, MINNESOTA

We have audited the accompanying balance sheets of Dotronix, Inc. (the Company) as of June 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.



/S/Deloitte & Touche LLP

October 12 , 1999
Minneapolis, Minnesota

BALANCE SHEETS
DOTRONIX, INC.


                                                                           June 30
                                                               -------------------------------
                                                                    1999             1998
ASSETS (NOTE C)

CURRENT ASSETS
   Cash and cash equivalents                                   $     621,414     $     290,578
   Accounts receivable, less allowable for doubtful
     accounts of $36,588 in both years                             1,352,065         1,141,845
   Inventories (Note A)                                            2,393,605         3,904,737
   Prepaid expenses                                                   18,972            15,324
                                                               -------------     -------------
         Total current assets                                      4,386,056         5,352,484

PROPERTY, PLANT & EQUIPMENT (Notes A and B)                        1,305,632         1,121,679

OTHER ASSETS:
   Excess of cost over fair value of net assets
     acquired, less amortization (Note A)                            557,982           629,980
   License agreement, less amortization (Note A)                      25,000            35,000
   Other                                                               9,692            31,202
                                                               -------------     -------------
         Total assets                                          $   6,284,362     $   7,170,345
                                                               -------------     -------------
                                                               -------------     -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving loan (Note C)                                     $     398,167     $     254,264
   Current maturities - Capital lease obligations (Note C)           110,596
   Accounts payable                                                  664,106           284,230
   Salaries, wages and payroll taxes                                 178,569           183,787
   Current portion - deferred gain of sale of building
     to related party (Note H)                                        47,613
   Other accrued liabilities                                         119,106            96,828
                                                               -------------     -------------
         Total current liabilities                                 1,518,157           819,109

CAPITAL LEASE OBLIGATIONS (Note C)                                    32,215

DEFERRED GAIN ON SALE OF BUILDING TO
   RELATED PARTY (Note H)                                            420,581

COMMITMENTS AND CONTINGENCIES (Notes D and H)

STOCKHOLDERS' EQUITY (Notes C and E):
   Common stock, $.05 par value; 12,000,000 shares
     authorized, 4,057,601 and 4,039,601 shares issued
     and outstanding, respectively                                   202,880           201,980
   Additional paid-in capital                                     10,812,928        10,796,081
   Unearned compensation                                             (15,875)
   Accumulated deficit                                            (6,686,524)       (4,646,825)
                                                               -------------     -------------
         Total stockholders' equity                                4,313,409         6,351,236
                                                               -------------     -------------
         Total liabilities and stockholders' equity            $   6,284,362     $   7,170,345
                                                               -------------     -------------
                                                               -------------     -------------


SEE NOTES TO FINANCIAL STATEMENTS.

STATEMENT OF OPERATIONS
DOTRONIX, INC.


                                                                        Year ended June 30
                                                         -------------------------------------------------
                                                              1999             1998              1997
REVENUES (Note G)                                        $    7,670,428    $   9,257,942    $    9,940,868

COSTS AND EXPENSES:
   Cost of sales                                              5,831,981        6,472,814         7,468,947
   Selling, general and administrative                        3,786,973        3,691,349         3,628,459
   Interest expense                                              91,173          120,258           264,559
                                                         --------------    -------------    --------------
                                                              9,710,127       10,284,421        11,361,965
                                                         --------------    -------------    --------------

NET LOSS                                                 $   (2,039,699)   $  (1,026,479)   $   (1,421,097)
                                                         --------------    -------------    --------------
                                                         --------------    -------------    --------------
LOSS PER COMMON SHARE -
   BASIC AND DILUTED                                     $        (0.50)   $       (0.25)   $        (0.34)

AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING -
   BASIC AND DILUTED                                          4,057,601        4,038,564         4,157,233


SEE NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF STOCKHOLDERS' EQUITY
DOTRONIX, INC.



                                 Common Stock        Additional
                            ----------------------     Paid-in      Unearned     Accumulated
                             Shares      Amount        Capital    Compensation     Deficit        Total

BALANCES AT
   JUNE 30, 1996            4,218,935   $  210,947  $ 10,987,304                 $(2,199,249)  $ 8,999,002

Common stock issued            68,200        3,410        65,352                                    68,762
Common stock
   repurchased               (246,800)     (12,340)     (255,613)                                 (267,953)
Net loss                                                                          (1,421,097)   (1,421,097)
                           ----------   ----------  ------------                 -----------   -----------

BALANCES AT
   JUNE 30, 1997            4,040,335      202,017    10,797,043                  (3,620,346)    7,378,714

Common stock issued             2,466          123         2,178                                     2,301
Common stock
   repurchased                 (3,200)        (160)       (3,140)                                   (3,300)
Net loss                                                                          (1,026,479)   (1,026,479)
                           ----------   ----------  ------------                 -----------   -----------

BALANCES AT
   JUNE 30, 1998            4,039,601      201,980    10,796,081                  (4,646,825)    6,351,236

Common stock issued            28,000        1,400        25,975   $  (15,875)                      11,500
Common stock
   repurchased                (10,000)        (500)       (9,128)                                   (9,628)
Net loss                                                                          (2,039,699)   (2,039,699)
                           ----------   ----------  ------------   ----------    -----------   -----------

BALANCES AT
   JUNE 30, 1999            4,057,601   $  202,880  $ 10,812,928   $  (15,875)   $(6,686,524)  $ 4,313,409
                           ----------   ----------  ------------   ----------    -----------   -----------
                           ----------   ----------  ------------   ----------    -----------   -----------

SEE NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS
DOTRONIX, INC.


                                                                        Year ended June 30
                                                         -------------------------------------------------
                                                              1999             1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings                                   $   (2,039,699)   $  (1,026,479)   $   (1,421,097)
   Adjustment to reconcile net loss to net cash
       (used in) provided by operating activities:
     Depreciation and amortization                              246,388          236,222           241,325
     Gain on sale of property, plant and equipment                3,399
     Provision for loss and accounts receivable                                   59,991           160,846
     Stock compensation                                          11,500
     Change in assets and liabilities:
       Accounts receivable                                     (210,220)         734,255           674,882
       Inventories                                            1,511,132         (513,813)          608,823
       Prepaid expenses                                          (3,648)          57,279             7,182
       Other assets                                              21,510          (30,477)           38,370
       Accounts payable and accrued liabilities                 379,876         (379,676)         (125,668)
       Salaries, wages and payroll taxes payable                 17,060          (52,191)         (296,993)
                                                         --------------    -------------    --------------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                         (62,702)        (914,889)         (112,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                   (271,556)        (157,614)          (48,658)
   Proceeds for sale of property, plant and equipment           558,665
   Purchase of license agreement                                                                   (50,000)
                                                         --------------    -------------    --------------

NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                         287,109         (157,614)          (98,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                          2,301            68,762
   Repurchase of common stock                                    (9,628)          (3,300)         (267,953)
   Borrowings on revolving loan                               7,642,866        8,959,176        10,170,384
   Repayments on revolving loan                              (7,498,963)     (10,177,775)      (10,634,800)
   Payments of capital lease obligations                        (27,846)
                                                         --------------    -------------    --------------

NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                                   106,429       (1,219,598)         (663,607)
                                                         --------------    -------------    --------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                             330,836       (2,292,101)         (874,595)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                      290,578        2,582,679         3,457,274
                                                         --------------    -------------    --------------

CASH AND CASH EQUIVALENTS AT END
   OF YEAR                                               $      621,414    $     290,578    $    2,582,679
                                                         --------------    -------------    --------------
                                                         --------------    -------------    --------------

SEE NOTES TO FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS
DOTRONIX, INC.


YEARS ENDED JUNE 30, 1999, 1998 AND 1997.

A. NATURE OF BUSINESS, MANAGEMENT PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:
The Company designs, manufactures and markets monochrome and color cathode ray tube (CRT) displays and closed circuit television (CCTV) monitors for a broad range of applications. CRT displays are used to display alphanumeric information and graphics in market quotation systems, word processing systems, computer-aided design, manufacturing and engineering (CAD/CAM/CAE) systems, desktop publishing systems and other computer-based information systems. CCTV monitors are used to display video images generated by medical imaging systems, closed-circuit surveillance systems, studio monitor systems and other video-based systems.

MANAGEMENT PLANS:
The Company experienced revenue declines in fiscal 1999 and 1998 and had net losses of $2.04 million, $1.03 million, and $1.42 million in fiscal 1999, 1998, and 1997 respectively. As a result of these net losses, the Company has not met the tangible net worth covenant in its revolving credit agreement since December 1998. On October 1, 1999 the lender under this agreement notified the Company of its intent to terminate the agreement and to require repayment of the borrowings thereunder, effective December 31, 1999. At October 1, 1999, borrowing under this agreement totaled $848,706. Substantially all of the Company's assets, other than its real property, are pledged to secure the borrowings under this agreement.

The Company's president and major stockholder has agreed to provide up to $1,000,000 in secured financing to the Company in form of cash loans or guarantees on Company borrowings. This agreement expires on September 30, 2000, or upon sale of the Company and provides for the issuance of warrants to purchase one share of common stock, at market value at the date of the advance, for each four dollars loaned to the Company.

In addition, the Company is considering several strategies for obtaining credit facilities to replace this revolving credit agreement or for raising the funds necessary to repay the amount outstanding thereunder. The strategies under consideration include engaging in a sale and leaseback of the Company's Eau Claire, Wisconsin facility. During fiscal 1999, in order to improve liquidity the Company engaged in a sale and leaseback of its New Brighton, Minnesota headquarters building. See Note H of the financial statements included elsewhere herein.

The Company also is considering several strategies for decreasing its expense structure to a level more nearly commensurate with its current revenues, as well as for increasing revenues. The strategies for reducing expenses could include workforce reductions or the closing of facilities, either of which could result in certain one-time charges to earnings.

There is no assurance that the Company will be able to raise the funds, through new credit facilities or otherwise, required to repay the borrowings outstanding under its revolving credit agreement or that it will be able to reduce or eliminate its net losses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS:
The Company considers all highly liquid debt instruments with a maturity of three months or less at original issue to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS:
Cash, receivables, accounts payable, revolving debt, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

INVENTORIES:
Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories consist of the following at June 30:


                                               1999              1998
                                               ----              ----
          Raw materials                   $    1,780,861    $     2,975,987
          Work-in-process                        424,463            443,728
          Finished goods                         188,281            485,022
                                          --------------    ---------------
              Total inventory             $    2,393,605    $     3,904,737
                                          --------------    ---------------
                                          --------------    ---------------

PROPERTY, PLANT AND EQUIPMENT:
Depreciation is provided using the straight-line method over estimated useful lives of 25 years for buildings, five years for laboratory equipment, office furniture and fixtures and three years for transportation equipment. Data processing hardware and software will be depreciated over two to five years beginning in October 1999 when put into service. Building improvements are depreciated over the remaining useful life of the building at the time of the improvement.

INTANGIBLE ASSETS:
Goodwill, related to the acquisition of a subsidiary which was merged into Dotronix, Inc., is amortized using the straight-line method over a 20-year period. Accumulated amortization against this asset was $882,000 and $810,000 at June 30, 1999 and 1998, respectively.

In fiscal year 1997 the Company acquired license rights to a new product, for a period of five years, at a cost of $50,000. This license is being amortized on a straight-line basis over the 5-year license period. Accumulated amortization against this asset was $25,000 and $15,000 at June 30, 1999 and 1998, respectively.

RECOGNITION OF REVENUE:
The Company recognizes revenue upon shipment of products to the customer.

RESEARCH AND DEVELOPMENT:
Selling, general and administrative expenses include research and development costs of approximately of $518,000, $399,000, and $302,000 for the years ended June 30, 1999, 1998, and 1997, respectively.

EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive.

Because of the net loss in fiscal 1999, 1998 and 1997, all stock options have an antidilutive effect and have been excluded from EPS calculations.

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

IMPAIRMENT OF LONG-LIVED ASSETS:
Management periodically reviews the carrying value of long-lived assets for potential impairment by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the related expected future cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset with fair value being determined using discounted cash flows. To date, management has determined that no impairment of these assets exists.

NEW ACCOUNTING PRONOUNCEMENTS:
In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 130 "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements. SFAS 130 is not currently applicable to the Company because the Company did not have any items of other comprehensive income in any of the periods presented.

Also, in June 1997 the FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information," which was adopted by the Company in 1999. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. SFAS 131 requires financial information to be reported on the basis that is used internally for evaluating performance and deciding how to allocate resources. The Company operates in one business segment, therefore, there was no change in the Company's disclosures.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. Management has not yet completed an assessment of the impact of adopting the provision of SFAS 133 on the Company's financial statements. This statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt this accounting standard as required in fiscal 2001.

B. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:


                                                                  JUNE 30
                                                     ---------------------------------
                                                          1999              1998
                                                          ----              ----
         Land                                        $      175,000    $       182,509
         Building and building improvements               1,050,501          1,347,534
         Machinery and laboratory equipment               3,380,189          3,375,872
         Office furniture and fixtures                      784,751            768,181
         Data processing equipment                        1,370,463            959,316
         Transportation equipment                            38,060             38,060
                                                     --------------    ---------------
                                                          6,798,964          6,671,472
         Less:  accumulated depreciation and
           amortization                                   5,493,332          5,549,793
                                                     --------------    ---------------
                                                     $    1,305,632    $     1,121,679
                                                     --------------    ---------------
                                                     --------------    ---------------

C. FINANCING ARRANGEMENTS AND CAPITAL OBLIGATIONS

FINANCING ARRANGEMENTS:

On November 13, 1997, the Company entered into a working capital loan and security agreement (the Credit Agreement) with Coast Business Credit (Coast). The original Credit Facility covers a period of three years with the following provisions:

- Maximum availability of $3,000,000 not to exceed 85% of eligible receivables, as defined, plus outstanding equipment acquisition loans. The capital equipment acquisition loans can not exceed $500,000. Borrowings are secured by substantially all the assets of the Company other than its real property.

- Interest at 2% to 5% over prime (12.75% at June 30, 1999) depending upon compliance with covenants. The Credit Agreement also provides for minimum interest payments on loan balances of $600,000 in year one, $900,000 in year two and $1,200,000 in year three.

-    Payment of a $1,250 quarterly loan facility fee.

- Early termination fees of $90,000 the first year, $60,000 the second year and $30,000 in the third year.

- Various restrictive covenants, including a minimum tangible net worth of $5,000,000.

The Company's tangible net worth fell below the minimum of $5,000,000 in December of 1998. Coast waived the minimum tangible net worth provision for December 1998 and January 1999 for a fee of $5,000. Coast agreed to continue waiver of the minimum tangible net worth provision in consideration of increasing the interest rate on borrowed funds from 2% over prime to 5% over prime. The increased rate was applied by Coast starting June 1, 1999.

Borrowing at June 30, 1999 were $398,166. On October 1, 1999, the Company was notified by Coast of their intent to terminate Credit Agreement effective December 31, 1999 No additional borrowings are available from Coast after that date. Borrowings of $848,706 were outstanding at the notification date. At December 31, 1999 borrowings and an early termination fee of $30,000 will be due.

As discussed in Note A, the Company is considering several strategies to replace the Credit Agreement. There is no guarantee that additional financing will be available at terms acceptable to the Company.


CAPITAL LEASE OBLIGATIONS:
During 1999 the Company entered into a capital lease obligation for computer hardware equipment. The lease obligation has an interest rate of 9 3/4% and expires in January 2001. The cost of equipment under the capital lease obligation was $170,657 at June 30, 1999. No amortization has been recorded as the equipment was not placed into service until fiscal 2000. Payments due under capital leases at June 30, 1999 are as follows:


            Fiscal 2000                                    $    116,725
            Fiscal 2001                                          32,800
                                                           ------------
                                                                149,525
            Less:  interest                                       6,714
                                                           ------------
                                                                142,811
            Current portion                                     110,596
                                                           ------------
            Long-term portion                              $     32,215
                                                           ------------
                                                           ------------

D. COMMITMENTS AND CONTINGENCIES

Warehouse facilities, office equipment, computer equipment and vehicles are leased under noncancelable operating leases. Minimum future obligations on these operating leases at June 30, 1999 are as follows:

           Year ending June 30:
             2000                                       $      167,967
             2001                                              146,968
             2002                                              142,068
             2003                                              117,588
             2004, thereafter                                  427,000
                                                        --------------
                                                        $    1,001,591
                                                        --------------
                                                        --------------

Total operating lease and rent expense for the Company for the years ended June 30, 1999, 1998, and 1997 was $158,000, $156,000 and $180,000, respectively.

The Amended and Restated Employment Agreement with the president and major shareholder, dated July 1, 1998, provides for a base compensation of $15,000 per month. In addition, subject to the Company's pretax earnings levels, a minimum bonus of $150,000 each fiscal year is to be paid in cash. No bonuses were incurred or expensed in fiscal years 1997, 1998 and 1999.

E. STOCKHOLDERS' EQUITY

The Company has an incentive stock option plan for employees for the granting of options to purchase up to 500,000 shares of the Company's common stock. The options generally vest ratably over six months and expire in ten years. All options are granted at the closing market price on the date of grant. No options were granted in 1999, 1998 or 1997; 85,612 options are outstanding at June 30, 1999.

The Company also has a Nonemployee Director Stock Option Plan for the granting of options to nonemployee Directors to purchase up to 100,000 shares of the Company's common stock. Each nonemployee director is automatically granted, on the first business day following the Company's annual meeting, an option to purchase 2,500 shares of common stock. New directors receive an initial option grant following the first board meeting at which such director is elected of an option to purchase 5,000 shares of common stock. The options vest over six months and in ten years. All options are granted at the closing market price on the date of grant. 10,000 options were granted in 1999, 1998 and 1997. 82,500 options are outstanding at June 30, 1999.

In addition, each nonemployee director is automatically granted, on the first business day following the Company's annual meeting, 500 shares of common stock. 2,000 shares of common stock were granted in November 1998 and compensation expense of $2,438, $1,938 and $2,500 was recorded related to these grants in 1999, 1998 and 1997, respectively.

A summary of the status of the Company's stock options is presented below:


                                                                 YEAR ENDED JUNE 30
                                         -----------------------------------------------------------------
                                                  1999                  1998                 1997
                                         --------------------- --------------------- ---------------------
                                                     Wgtd Avg             Wgtd Avg              Wgtd Avg
                                          Shares    Exer Price  Shares   Exer Price    Shares  Exer Price

Outstanding at beginning of year           167,943  $    1.66    172,010  $    1.66    258,832  $   1.57
   Granted                                  10,000       1.00     10,000       0.97     10,000      1.64
   Exercised                                     0       0.00       (466)      0.78     (1,200)     1.05
   Canceled                                (10,831)      1.69    (13,601)      1.06    (95,622)     1.42
                                         ---------             ---------             ---------
Outstanding at end of year                 167,112       1.66    167,943       1.70    172,010      1.66
                                         ---------             ---------             ---------
                                         ---------             ---------             ---------

Options exercisable at year end            167,112       1.66    141,723       1.57    144,900      1.55

The Company has elected to continue following the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, "Accounting For Stock Based Compensation," the Company's 1999, 1998 and 1997 net income and earnings per share would have been changed to the pro forma amounts indicated below:


                                                           1999             1998              1997
                                                           ----             ----              ----
Net (loss) earnings:
   As reported                                         $(2,039,699)       $(1,026,479)      $(1,421,097)
   Pro forma                                           $(2,068,116)       $(1,030,641)      $(1,429,535)
Earnings per basic & diluted share:
   As reported                                              $ (.50)            $ (.25)           $ (.34)
   Pro forma                                                 $(.51)            $ (.26)           $ (.34)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results.


                                                         1999             1998              1997
                                                         ----             ----              ----
Dividend yield                                         None              None               None
Risk free interest rate                                5%                5%                 7%
Expected life                                          10 years          10 years           10 years
Expected volatility                                    65%               65%                53%
Expected fair value of options on grant date           $3,733            $4,162             $8,438

The following table summarizes information about stock options outstanding at June 30, 1999:


                 Options Outstanding                               Options Exercisable
                 ---------------                                    ----------------
                 Remaining
Number         Contractual Life                               Number
Outstanding       (Years)               Exercise Price      Exercisable       Exercise Price
-------------------------------------------------------------------------------------------
  19,794           4.0                   $0.78               19,794            $0.78
  10,000           8.4                   $0.97               10,000            $0.97
  10,000           9.4                   $1.00               10,000            $1.00
   9,510           2.0                   $1.19                9,510            $1.19
   7,500           4.4                   $1.25                7,500            $1.25
   1,000           6.2                   $1.25                1,000            $1.25
  12,500           5.4                   $1.31               12,500            $1.31
   7,500           3.5                   $1.56                7,500            $1.56
  15,000           2.5                   $1.63               15,000            $1.63
  10,000           7.4                   $1.64               10,000            $1.64
   6,686           0.5                   $2.13                6,686            $2.13
  10,000           6.4                   $2.13               10,000            $2.13
  26,104           6.0                   $2.31               26,104            $2.31
  21,518           1.0                   $2.54               21,518            $2.54
-------------------------------------------------------------------------------------------
 167,112           5.2                   $1.67              167,112            $1.57
-------------------------------------------------------------------------------------------

During 1999 certain employees of the Company agreed to a decrease in salary for an equal value of the Company's common stock. At June 30, 1999, $4,936, representing 7,264 shares, has been recognized and accrued for this commitment.

During 1999 the Company entered into employment agreements with three employees whereby stock will be granted on each of the employees' first three anniversary dates. In 1999, the Company issued 26,000 shares of restricted common stock, which vest 10,000, 7,000, 7,000 and 2,000 shares in 1999 through 2002, respectively. Compensation expense of $11,500 was recognized during 1999, and unearned compensation of $15,875 is accrued at June 30, 1999.

F. INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the current period plus or minus the change during the period in deferred tax assets and liabilities.

A reconciliation of the Company's income tax provision that would be provided based on a statutory federal income tax rate of 35% to the Company's effective rate is as follows:


                                                          Year Ended June 30
                                         --------------------------------------------------
                                               1999              1998              1997
                                               ----              ----              ----
Computed tax (benefit) provision at
   Federal tax rate                      $      (686,000)   $    (359,000)    $    (497,000)
Change in valuation allowance                    639,000          322,000           470,000
Permanent differences                             32,000           29,000            30,000
Graduated tax benefit                             20,000           10,000            14,000
Other                                             (5,000)          (2,000)          (17,000)
                                         ---------------    -------------     -------------
Provision (benefit)                      $             0    $           0     $           0
                                         ---------------    -------------     -------------
                                         ---------------    -------------     -------------

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:


                                                                June 30, 1999
                                         ------------------------------------------------------
                                              Assets             Liabilities          Total
                                              ------             -----------          -----
Net operating loss carryforward          $     1,309,000                       $      1,309,000
Inventory                                        461,000                                461,000
Tax credit carryforward                           93,000                                 93,000
Sales leaseback gain                             159,000                                159,000
Accrued liabilities                               64,000                                 64,000
Other                                              3,000                                  3,000
Valuation allowance                           (2,089,000)                            (2,089,000)
                                         ---------------      -------------    ----------------
                                         $             0      $           0    $              0
                                         ---------------      -------------    ----------------
                                         ---------------      -------------    ----------------


                                                                June 30, 1999
                                         ------------------------------------------------------
                                              Assets             Liabilities          Total
                                              ------             -----------          -----
Net operating loss carryforward          $       833,000                       $        833,000
Inventory                                        465,000                                465,000
Tax credit carryforward                           93,000                                 93,000
Accrued liabilities                               56,000                                 56,000
Other                                              6,000      $      (3,000)              3,000
Valuation allowance                           (1,450,000)                            (1,450,000)
                                         ---------------      -------------    ----------------
                                         $         3,000      $      (3,000)   $              0
                                         ---------------      -------------    ----------------
                                         ---------------      -------------    ----------------

At June 30, 1999, the Company has federal income tax net operating loss carryforwards of approximately $3,900,000 which will expire in 2019 and for Minnesota income tax purposes has loss carryforwards of $1,380,000 which will expire in 2004 through 2014. The Company also has general business tax credit carryforwards of approximately $93,000 which will expire from fiscal 2002 through 2006.

G.       SEGMENT, GEOGRAPHIC INFORMATION AND CONCENTRATIONS OF CREDIT RISK

The Company operates in one business segment producing cathode ray tube based monitors and displays. Net sales located in geographic regions are summarized as follows:


                                   1999              1998             1997
                                   ----              ----             ----
United States               $    7,335,428    $    8,516,942   $     9,443,868
Foreign                            335,000           741,000           497,000
                            --------------    --------------   ---------------
                            $    7,670,428    $    9,257,942   $     9,940,868
                            --------------    --------------   ---------------
                            --------------    --------------   ---------------

The Company does not have assets outside of the United States.

Three customers comprised 25% of the total 1999 revenues of the Company. In fiscal years 1998 and 1997, these same customers comprised 17% and 22% of the sales, respectively. The percentages of revenue by fiscal year are as follows:


                         1999              1998             1997
                         ----              ----             ----
 Customer A               10%                0%               0%
 Customer B                8                12                8
 Customer C                7                 9               14

At June 30, 1999, one customer represented 43% of accounts receivable. At June 30, 1998, three different customers represented an aggregate of 42% of accounts receivable.

The Company is susceptible to various risks due to the nature of its business, including customer-requested delays in shipments or cancellation of certain orders.

H. RELATED-PARTY TRANSACTIONS

During 1999 the Company sold its headquarters in New Brighton, Minnesota to the president and major stockholder of the Company for the net proceeds of $559,000 and recorded at net gain of $476,000, which will be amortized over the life of the lease. Simultaneously with the closing of the sale, the Company entered into an operating lease with the president and major stockholder whereby the Company will occupy the building through April 2009. Rental payments are $6,100 per month through April 2004. From May 2004 to April 2009 rent is $2,500 per month plus an additional amount equal to the monthly payments of principal and interest on a 15-year loan (at June 30, 1999 a rate of 7.9%) for $456,000 (the Additional Rent), obtained by the president and major stockholder of the Company, with total monthly payments not to be less than $6,100. The lease agreement has two five-year options with rental payments of $3,000 plus the Additional Rent and $3,500 plus the Additional Rent, respectively. In addition to the rental amounts described above, the Company is responsible for all other costs, fees, expenses and other charges which may arise.

The Company also leases manufacturing and warehousing facilities owned by companies that are owned by the president and major stockholder of the Company. During the years ended June 30, 1999, 1998 and 1997, the Company incurred approximately $98,000, $82,000 and $88,000 respectively for rental of these manufacturing and warehousing facilities.

Operating commitments as of June 30, 1999 (Note D) include $942,000 of obligations to the president and major stockholder of the Company.

The Company has a patent license agreement with an employee of the Company to manufacture and sell an automobile accessory product that had been developed and patented by the employee. Under the terms of the license agreement, a payment of $50,000 was made to the employee for exclusive rights to the product. In addition, the Company is obligated to make additional royalty payments of 4% of product sales over the term of the agreement. In fiscal 1999 and 1998 royalty expense of $1,100 and $32,000, respectively, was incurred under the terms of this agreement. If certain minimum levels of royalty payments are not made, the agreement will automatically terminate.

I. RETIREMENT PLANS

The Company has a 401(k) retirement plan for all employees who elect to participate once certain eligibility requirements are met. Each eligible employee may elect to defer 1% to 15% of his or her compensation. The Company may contribute an amount on behalf of each participant equal to a percentage of each participant's compensation or an amount as determined each year by the Board of Directors. Contributions to the plan by the Company were approximately $42,000, $45,000 and $46,000 for the years ended June 30, 1999, 1998, and 1997, respectively.

J. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow activities are as follows:


                                                                         June 30
                                               ------------------------------------------------------
                                                     1999                 1998              1997
                                                     ----                 ----              ----
Capital paid during the year for:
   Interest                                    $        72,000      $     120,000    $        265,000
   Income taxes                                          1,000              1,000               8,000
Investment and financing activities:
   Equipment acquired by capital lease                 170,657
   Stock issued to employees per
     employment agreements                              24,937
   Stock issued to directors                             2,438              1,938               2,500

                                 DOTRONIX, INC.
                                 EXHIBIT INDEX

                          ANNUAL REPORT ON FORM 10-KSB
                          FOR YEAR ENDED JUNE 30, 1999


Exhibit                         Description
-------                         -----------                                     Page in
Number                                                                          Form
------                                                                          ----
3.1      Articles of Incorporation, as amended to date of this
         report(incorporated by reference to the Company's Annual Report on Form
         10-K for the year ended June 30, 1988).

3.2 Bylaws of the Company (incorporated by reference to exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1991.)

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



10.7     Sale and leaseback of corporate headquarters located at 160 First
         Street S.E. New Brighton, Minnesota (incorporated by reference to exhibit 10a (Building purchase agreement, and exhibit 10b (Building lease agreement) on Form 10-QSB for the quarter ended March 31, 1999.)

23       Independent Auditors' Consent (filed herewith).

27       Financial Data Schedule (filed herewith).