Form 10-Q
period 1999-09-30
DOTRONIX INC
filed 1999-11-15
CIK 351809

                                                                  CONFORMED COPY


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

       For the Quarter Ended September 30, 1999 Commission File No. 0-9996
                                                                    ------


                                 DOTRONIX, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                  41-1387074
           ---------                                  ----------
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



                             YES  X                NO
                                -----                -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



         Class                             Outstanding at October 26, 1999
-----------------------                    -------------------------------
Common stock, par value                           4,073,762 shares
  $ .05 per share

                                 DOTRONIX, INC.
                                      INDEX


Part I - Financial Information                                         Page(s)
------------------------------                                         -------

         Item 1.  Financial Statements (Unaudited)


                  Balance Sheets                                          3

                  Statements of Operations                                4

                  Statements of Cash Flows                                5

                  Notes to Financial Statements                           6


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                             7-8


Part II - Other Information
---------------------------

         Item 1.  Exhibits and Reports on Form 8-K                        9


EXHIBIT 27 -      Financial Data Schedule                                10

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

BALANCE SHEETS
DOTRONIX, INC.
(UNAUDITED)

                                                                       SEPTEMBER 30               JUNE 30
ASSETS                                                                     1999                     1999
                                                                 ---------------------      --------------------
Cash and cash equivalents                                             $   310,742              $   621,414
Accounts receivable, less allowance
for doubtful accounts of $36,588 at both dates                          1,910,964                1,352,065

Inventories:
    Raw materials                                                       1,790,725                1,780,861
    Work-in-process                                                       347,023                  424,463
    Finished goods                                                        219,965                  188,281
                                                                 ---------------------      --------------------
          Total inventories                                             2,357,713                2,393,605
Prepaid expenses                                                          109,194                   18,972
                                                                 ---------------------      --------------------
Total current assets                                                    4,688,613                4,386,056

PROPERTY, PLANT & EQUIPMENT
at cost net of accumulated depreciation
of $5,531,716 and $5,493,332  respectively                              1,314,474                1,305,632

OTHER ASSETS:
Excess of cost over fair value of net assets acquired,
less amortization of $891,774 and $809,974, respectively                  539,983                  557,982

License agreement, less amortization                                       22,500                   25,000

Other                                                                       8,197                    9,692
                                                                 ---------------------      --------------------
TOTAL ASSETS                                                          $ 6,573,767              $ 6,284,362
                                                                 =====================      ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving loans                                                       $   784,495              $   398,167
Current maturities-capital lease obligations                               71,183                  110,596
Accounts payable                                                          612,179                  664,106
Salaries, wages and payroll taxes                                         122,221                  178,569
Current portion-deferred gain on sale of building                          47,613                   47,613
Other accrued liabilities                                                 182,663                  119,106
                                                                 ---------------------      --------------------
Total current liabilities                                               1,820,354                1,518,157

CAPITAL LEASE OBLIGATIONS                                                  14,405                   32,215

DEFERRED GAIN ON SALE OF BUILDING                                         408,678                  420,581

STOCKHOLDERS' EQUITY:
Common stock, $.05 par value                                              202,880                  202,880
Additional paid-in capital                                             10,812,928               10,812,928
Unearned compensation                                                     (15,875)                 (15,875)
Accumulated deficit                                                    (6,669,603)              (6,686,524)
                                                                 ---------------------      --------------------
Total stockholders' equity                                              4,330,330                4,313,409
                                                                 ---------------------      --------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                  $ 6,573,767              $ 6,284,362
                                                                 =====================      ====================

                          See notes to financial statements

STATEMENTS OF OPERATIONS
DOTRONIX, INC.
(UNAUDITED)

                                                             THREE MONTHS ENDED,
                                                                SEPTEMBER 30
                                                   ----------------------------------------
                                                          1999                   1998
                                                   ------------------      ----------------
REVENUES                                                $  2,569,143          $  1,741,732

OPERATING EXPENSES:
      Cost of sales                                        1,701,845             1,204,184

      Selling, general and
      administrative                                         821,918               952,885

      Interest                                                28,459                14,173
                                                   ------------------      ----------------

Net income (loss)                                       $     16,921          $   (429,510)
                                                   ==================      ================


Basic and diluted income (loss)
per common share
(Note B)                                                $       0.00          $      (0.11)

Average number of common
  shares outstanding - basic and
  diluted                                                  4,057,601             4,039,601

                      See notes to financial statements

STATEMENTS OF CASH FLOWS
DOTRONIX, INC.
(UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30
                                                                     --------------------------------------------
                                                                         1999                          1998
                                                                     --------------                --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

           Net earnings (loss)                                           $  16,921                   $  (429,510)
           Adjustment to reconcile net income ( loss) to net
             cash (used in) provided by operating activities:
               Depreciation and amortization                                58,883                        61,198
               Amortization of deferred gain on sale of building           (11,903)
               Change in assets and liabilities:
                   Accounts receivable                                    (558,899)                     (244,286)
                   Inventories                                              35,892                       314,324
                   Prepaid expenses                                        (90,222)                      (45,262)
                   Other assets                                              1,495                        10,666
                   Accounts payable and accrued liabilities                 11,630                        70,247
                   Salaries, wages and payroll taxes payable               (56,348)                       18,341
                                                                     --------------                --------------

NET CASH USED IN OPERATING ACTIVITIES                                     (592,551)                     (244,282)

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of property, plant and equipment                       (47,226)                      (25,339)
                                                                     --------------                --------------

NET CASH USED IN INVESTING ACTIVITIES                                      (47,226)                      (25,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
           Borrowings on revolving loan                                  2,395,890                     2,130,184
           Repayments on revolving loan                                 (2,009,562)                   (1,501,571)
           Payments of capital lease obligations                           (57,223)
                                                                     --------------                --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  329,105                       628,613
                                                                     --------------                --------------

NET (DECREASE)  INCREASE  IN CASH
  AND CASH EQUIVALENTS                                                    (310,672)                      358,992

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF THE PERIOD                                                  621,414                       290,578
                                                                     --------------                --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $  310,742                    $  649,570
                                                                     ==============                ==============

                        See notes to financial statements

                                 DOTRONIX, INC.
                          NOTES TO FINANCIAL STATEMENTS


A.       Basis of Presentation

The balance sheet as of September 30, 1999, the statements of operations for the three month periods ended September 30, 1999 and 1998 and the statements of cash flows for the three month periods ended September 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for the three months periods ended September 30, 1999 and 1998 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 1999.

B.       Earnings per share

The following table reflects the calculation of basic and diluted earnings per share.


                                                            THREE MONTHS         THREE MONTHS
                                                          -------------------------------------

                                                          September 30 (1)     September 30 (2)
                                                                1999                 1998
                                                          -------------------------------------
EARNINGS (LOSS) PER SHARE - BASIC
Net income (loss)                                             $16,921            ($429,510)
Weighted average shares outstanding                          4,057,601            4,039,306
Net income (loss) per share - basic                            $0.00               ($0.11)
                                                          =====================================

EARNINGS (LOSS) PER SHARE - ASSUMING
DILUTION
Net income (loss)                                             $16,921            ($429,510)
Weighted average shares outstanding                          4,057,601            4,039,306
Dilutive impact of options outstanding                           0                    0

Weighted average shares and potential
  Dilutive shares outstanding                                4,057,601            4,039,306
  Net income (loss) per share - assuming dilution              $0.00               ($0.11)
                                                          =====================================

(1) The effect of stock options have been excluded from calculation of earnings per share for the three months ended September 30, 1999 as the average trading price of the Company's common stock during the period was less than the exercise price.

(2) The effect of stock options have been excluded from calculation of earnings per share for the three months ended September 30, 1998 as their effect is antidilutive.

C.       Liquidity

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

The Company is considering several strategies for obtaining credit facilities to replace this revolving credit agreement or for raising the funds necessary to repay the amount outstanding thereunder. The strategies under consideration include engaging in a sale and leaseback of the Company's Eau Claire, Wisconsin facility. During fiscal 1999, in order to improve liquidity the Company engaged in a sale and leaseback of its New Brighton, Minnesota headquarters building with the Company president, who is also a major stockholder.

                   ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue increased by $827,000 or 47% for the three months ended September 30, 1999 compared to the prior year. New products shipments were largely responsible for the increase.

Gross margin percentage for the quarter ended September 30, 1999 was 33% compared to 30% for the same quarter ended in fiscal 1998. Offshore purchasing of major components and higher margins for new products contributed to the increase in gross margin percentage.

Selling, general, administrative, and engineering expenses decreased $330,000 or 13% in the quarter ended September 30, 1999, when compared to the prior year. The decrease was due to reductions in personnel and the completion of a major product development effort in fiscal 1999.

Interest expense increased $14,826, or 104% during the three month period ended September 30, 1999 compared to the same period of the prior year. Increased average borrowings and a higher average interest rate caused the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

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

The Company is considering several strategies for obtaining credit facilities to replace this revolving credit agreement or for raising the funds necessary to repay the amount outstanding thereunder. The strategies under consideration include engaging in a sale and leaseback of the Company's Eau Claire, Wisconsin facility. During fiscal 1999, in order to improve liquidity the Company engaged in a sale and leaseback of its New Brighton, Minnesota headquarters building with the Company president, who is also a major stockholder.

During the three months ended September 30, 1999, operations consumed $593,000 of cash. Purchases of property, plant and equipment consumed $47,000 of cash. Payment of capital lease obligations consumed $57,000 of cash. Increased borrowings on the working capital loan provided $386,000 of cash to the Company. The overall result was an decrease in cash of $311,000.

COMMON STOCK LISTING

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

To comply with the year 2000 issue, the Company purchased year 2000 ready hardware and software (per vendor readiness documents) in September 1998. Total estimated cost of the purchase is $433,000 of which $398,000 has been capitalized. Additional costs to be incurred after September 30, 1999 are approximately $10,000 which will be financed through the use of the Company's available operating cash flow.

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

                           PART II - OTHER INFORMATION

Item 1.  Exhibits and reports on Form 8-K

         (a)      Exhibits
                           Exhibit 27........Financial Data Schedule
                           Exhibit 10.8......Agreement To Issue Warrants

         (b)      No reports on Form 8-K were issued during the quarter.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1999                 DOTRONIX, INC.

                                          By   /s/ William S. Sadler
                                               --------------------------------
                                                  William S. Sadler
                                                  President
                                                  (Principal Executive
                                                  Officer)

                                         By   /s/ Robert V. Kling
                                               --------------------------------
                                                  Robert V. Kling
                                                  Chief Financial Officer
                                                  (Principal Financial
                                                  and accounting Officer)