Form 10KSB40/A
period 1999-06-30
DOTRONIX INC
filed 1999-12-01
CIK 351809

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

Yes    X  .   No       .
     ----         ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

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

The medical market products consist primarily of high resolution monochrome and color displays marketed to the major Original Equipment Manufacturers (OEM) within the market. This OEM base serves x-ray, CT scan, MRI, and other instrumentation uses. The medical products are used in diagnostic and work station applications and for fixed and portable instrumentation devices. CRT sizes range from 5" to 21".

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

In order to meet the diverse requirements of OEMs, the Company markets its products directly to such manufacturers through its own technically trained sales employees. The Company employs salespersons in St. Paul, Minnesota, Los Angeles, California, and Eatontown, New Jersey. The Company's CRT displays and CCTV monitors are priced in the range from $100 to $10,000, depending on size and other specifications, degree of adaptation required and quantity.

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

ITEM 2. PROPERTIES

The Company's corporate offices and certain manufacturing operations are located in a building that is approximately 17,000 square feet in New Brighton, Minnesota. The building was purchased from the Company by William S. Sadler, president and a major stockholder of the Company, and leased by him to the Company, in fiscal 1999. Rental payments are $6,100 per month through April 2004. From May 2004 to April 2009 rent is $2,500 per month plus an additional amount equal to the monthly payments of principal and interest on a 15 year loan (at June 30, 1999 a rate of 7.9%) for $456,000 (the Additional Rent), obtained by Mr. Sadler, with total monthly payments not to be less than $6,100. At June 30, 1999, the additional rent would have been $3720 per month. The lease agreement has two five year options with rental payments of $3,000 plus Additional Rent and $3,500 plus Additional Rent, respectively. In addition to the rental amounts described above, the Company is responsible for all other costs, fees, expenses, and other charges which may arise. These lease terms were approved by the Company's outside directors based on a study of comparable rental properties.

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
                  First Quarter.............................            $ 1-1/8          $  7/8
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

The Company's president and major stockholder has agreed to provide up to $1,000,000 in secured financing to the Company in the form of cash loans or guarantees on Company borrowings. The agreement is as follows:

William Sadler will provide Dotronix, Inc. with up to $1,000,000 to operate the Company through September 30, 2000. This may be in the form of a secured loan to Dotronix, Inc., a purchase of the facility in Eau Claire, cosigning or guaranteeing borrowings by Dotronix, Inc. or any combination of the above. Interest on any loan to Dotronix, Inc. will be at the same rate as Dotronix, Inc. is paying on its related borrowings, but no more than 4% over the prime rate. This agreement be-comes null and void upon the sale of the Company. It also provides for the issuance of warrants to purchase one share of common stock, at market value at the date of the advance, for each four dollars loaned to Dotronix Inc..

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

At June 30, 1999 the Company had working capital of $2,867,899. As noted in the "Introduction" above, during fiscal 1999, in order to improve liquidity the Company engaged in a sale and leaseback of its New Brighton, Minnesota headquarters building, realizing net cash proceeds of approxi-mately $559,000. The gain on this sale was deferred and will be amortized over the life of the lease (10 years). The Company believes that the cash and cash equivalents on hand at June 30, 1999 should be adequate to meet short and long term needs, provided that replacement credit facilities or other funding sources become available or replace the Credit Agreement. The Company has no material commitments for capital expenditures at June 30, 1999 and expects 2000 capital expenditures to be consistent with 1999.

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

Also, in June 1997 the FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information", which was adopted by the Company in 1999. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. SFAS 131 requires financial information to be reported on the basis that is used internally for evaluating performance and deciding how to allocate resources. The Com-pany operates in one business segment, therefore, there was no change in the Company's disclosures.

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

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company who are not also directors of the Company are as follows:

         Name                               Age               Position
         ----                               ---               --------
         Robert J. Andrews                  57                Vice President, Operations
         Robert V. Kling                    57                Chief Financial Officer

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      LISTING OF EXHIBIT

EXHIBIT
NUMBER   DESCRIPTION
-------------------------------------------------------------------------------------------------------------------
3.1      Articles of Incorporation, as amended to date of this report
         (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1988).

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

10.6 Dotronix, Inc. Non-employee Director Stock Option Plan (incorporated by refer ence to exhibit 10.9 to the Company's Annual Report on Form
         10-KSB for the year ended June 30, 1992).

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

                                                     DOTRONIX, INC.

Date:  October 12, 1999                     By /s/ William S. Sadler
                                               ---------------------------------
                                                   William S. Sadler, President

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

Date                           Signature
----                           ---------

October 12, 1999               By /s/  William S. Sadler
                                  ----------------------------------------
                               William S. Sadler, President, Treasurer and
                               Director

October 12, 1999               By /s/    Robert V. Kling
                                  ----------------------------------------
                               Robert V, Kling,  Chief Financial Officer


October 12, 1999               By /s/    Ray L. Bergeson
                                  ----------------------------------------
                               Ray L. Bergeson, Director

October 12, 1999               By /s/       Edward L. Zeman
                                  ----------------------------------------
                               Edward L. Zeman, Director

October 12, 1999               By /s/     Robert J. Snow
                                  ----------------------------------------
                               Robert J. Snow, Director

October 12, 1999               By /s/  L. Daniel Kuechenmeister
                                  ----------------------------------------
                               L. Daniel Kuechenmeister, Director

DOTRONIX, INC.

INDEX TO FINANCIAL STATEMENTS

Independent auditors' report........................................Page 15
Balance sheets......................................................Page 16
Statements of operations............................................Page 17
Statements of stockholders' equity..................................Page 18
Statements of cash flows............................................Page 19
Notes to financial statements.......................................Page 20

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Dotronix, Inc.
New Brighton, Minnesota

We have audited the accompanying balance sheets of Dotronix, Inc. (the Company) as of June 30, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

October 12, 1999
Minneapolis, MN

BALANCE SHEETS
DOTRONIX, INC.

                                                                         June 30
                                                             ----------------------------
                                                                  1999            1998
                                                             ------------    ------------
ASSETS (NOTE C)

CURRENT ASSETS
   Cash and cash equivalents                                 $    621,414    $    290,578
   Accounts receivable, less allowable for doubtful
     accounts of $36,588 in both years                          1,352,065       1,141,845
   Inventories (Note A)                                         2,393,605       3,904,737
   Prepaid expenses                                                18,972          15,324
                                                             ------------    ------------
         Total current assets                                   4,386,056       5,352,484

PROPERTY, PLANT & EQUIPMENT (Notes A and B)                     1,305,632       1,121,679

OTHER ASSETS:
   Excess of cost over fair value of net assets
     acquired, less amortization (Note A)                         557,982         629,980
   License agreement, less amortization (Note A)                   25,000          35,000
   Other                                                            9,692          31,202
                                                             ------------    ------------
         Total assets                                        $  6,284,362    $  7,170,345
                                                             ============    ============


CURRENT LIABILITIES:
   Revolving loan (Note C)                                   $    398,167    $    254,264
   Current maturities -- Capital lease obligations (Note C)       110,596
   Accounts payable                                               664,106         284,230
   Salaries, wages and payroll taxes                              178,569         183,787
   Current portion -- deferred gain of sale of building
     to related party (Note H)                                     47,613
   Other accrued liabilities                                      119,106          96,828
                                                             ------------    ------------
         Total current liabilities                              1,518,157         819,109

CAPITAL LEASE OBLIGATIONS (Note C)                                 32,215

DEFERRED GAIN ON SALE OF BUILDING TO
   RELATED PARTY (Note H)                                         420,581

COMMITMENTS AND CONTINGENCIES (Notes D and  H)

STOCKHOLDERS' EQUITY (Notes C and E):
   Common stock, $.05 par value; 12,000,000 shares
     authorized, 4,057,601 and 4,039,601 shares issued
     and outstanding, respectively                                202,880         201,980
   Additional paid-in capital                                  10,812,928      10,796,081
   Unearned compensation                                          (15,875)
   Accumulated deficit                                         (6,686,524)     (4,646,825)
                                                             ------------    ------------
         Total stockholders' equity                             4,313,409       6,351,236
                                                             ------------    ------------

         Total liabilities and stockholders' equity          $  6,284,362    $  7,170,345
                                                             ============    ============

SEE NOTES TO FINANCIAL STATEMENTS.

STATEMENT OF OPERATIONS
DOTRONIX, INC.

                                                      Year ended June 30
                                         --------------------------------------------
                                              1999           1998            1997
                                              ----           ----            ----
REVENUES (Note G)                        $  7,670,428    $  9,257,942    $  9,940,868

COSTS AND EXPENSES:
   Cost of sales                            5,831,981       6,472,814       7,468,947
   Selling, general and administrative      3,786,973       3,691,349       3,628,459
   Interest expense                            91,173         120,258         264,559
                                         ------------    ------------    ------------
                                            9,710,127      10,284,421      11,361,965
                                         ------------    ------------    ------------

NET LOSS                                 $ (2,039,699)   $ (1,026,479)   $ (1,421,097)
                                         ============    ============    ============

LOSS PER COMMON SHARE -
   BASIC AND DILUTED                     $      (0.50)   $      (0.25)   $      (0.34)

AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING -
   BASIC AND DILUTED                        4,057,601       4,038,564       4,157,233

SEE NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF STOCKHOLDERS' EQUITY
DOTRONIX, INC.

                               Common Stock          Additional
                               ------------            Paid-in      Unearned     Accumulated
                             Shares      Amount        Capital    Compensation     Deficit        Total
                            ------------------------------------------------------------------------------
BALANCES AT
   JUNE 30, 1996            4,218,935   $  210,947  $ 10,987,304                 $(2,199,249)  $ 8,999,002
Common stock issued            68,200        3,410        65,352                                    68,762
Common stock
   repurchased               (246,800)     (12,340)     (255,613)                                 (267,953)
Net loss                                                                          (1,421,097)   (1,421,097)
                            ---------   ----------  ------------                 -----------   -----------

BALANCES AT
   JUNE 30, 1997            4,040,335      202,017    10,797,043                  (3,620,346)    7,378,714

Common stock issued             2,466          123         2,178                                     2,301
Common stock
   repurchased                 (3,200)        (160)       (3,140)                                   (3,300)
Net loss                                                                          (1,026,479)   (1,026,479)
                            ---------   ----------  ------------                 -----------   -----------

BALANCES AT
   JUNE 30, 1998            4,039,601      201,980    10,796,081                  (4,646,825)    6,351,236

Common stock issued            28,000        1,400        25,975   $  (15,875)                      11,500
Common stock
   repurchased                (10,000)        (500)       (9,128)                                   (9,628)
Net loss                                                                          (2,039,699)   (2,039,699)
                            ---------   ----------  ------------   ----------    -----------   -----------
BALANCES AT
   JUNE 30, 1999            4,057,601   $  202,880  $ 10,812,928   $  (15,875)   $(6,686,524)  $ 4,313,409
                            =========   ==========  ============   ==========    ===========   ===========

SEE NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS
DOTRONIX, INC.

                                                                         Year ended June 30
                                                         -------------------------------------------------
                                                              1999             1998              1997
                                                              ----             ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings                                   $   (2,039,699)   $  (1,026,479)   $   (1,421,097)
   Adjustment to reconcile net loss to net cash
       (used in) provided by operating activities:
     Depreciation and amortization                              246,388          236,222           241,325
     Gain on sale of property, plant and equipment                3,399
     Provision for loss on accounts receivable                                    59,991           160,846
     Stock compensation                                          11,500
     Change in assets and liabilities:
       Accounts receivable                                     (210,220)         734,255           674,882
       Inventories                                            1,511,132         (513,813)          608,823
       Prepaid expenses                                          (3,648)          57,279             7,182
       Other assets                                              21,510          (30,477)           38,370
       Accounts payable and accrued liabilities                 379,876         (379,676)         (125,668)
       Salaries, wages and payroll taxes payable                 17,060          (52,191)         (296,993)
                                                         --------------    -------------    --------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                         (62,702)        (914,889)         (112,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                   (271,556)        (157,614)          (48,658)
   Proceeds for sale of property, plant and equipment           558,665
   Purchase of license agreement                                                                   (50,000)
                                                         --------------    -------------    --------------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                         287,109         (157,614)          (98,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                          2,301            68,762
   Repurchase of common stock                                    (9,628)          (3,300)         (267,953)
   Borrowings on revolving loan                               7,642,866        8,959,176        10,170,384
   Repayments on revolving loan                              (7,498,963)     (10,177,775)      (10,634,800)
   Payments of capital lease obligations                        (27,846)
                                                         --------------    -------------    --------------
NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                                   106,429       (1,219,598)         (663,607)
                                                         --------------    -------------    --------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                             330,836       (2,292,101)         (874,595)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                      290,578        2,582,679         3,457,274
                                                         --------------    -------------    --------------

CASH AND CASH EQUIVALENTS AT END
   OF YEAR                                               $      621,414    $     290,578    $    2,582,679
                                                         ==============    =============    ==============

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

INVENTORIES:
Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories consist of the following at June 30:

                                             1999             1998
                                             ----             ----
                  Raw materials         $   1,780,861     $   2,975,987
                  Work-in-process             424,463           443,728
                  Finished goods              188,281           485,022
                                        -------------     -------------
                  Total inventory       $   2,393,605     $   3,904,737
                                        =============     =============

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

RESEARCH AND DEVELOPMENT:
Selling, general and administrative expenses include research and development costs of approximately $518,000, $399,000, and $302,000 for the years ended June 30, 1999, 1998, and 1997, respectively.

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

B.   PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:

                                                                                     June 30
                                                               -----------------------------------------
                                                                     1999                      1998
                                                                     ----                      ----
                  Land                                         $       175,000           $       182,509
                  Building and building improvements                 1,050,501                 1,347,534
                  Machinery and laboratory equipment                 3,380,189                 3,375,872
                  Office furniture and fixtures                        784,751                   768,181
                  Data processing equipment                          1,370,463                   959,316
                  Transportation equipment                              38,060                    38,060
                                                                --------------            --------------
                                                                     6,798,964                 6,671,472
                  Less:  accumulated depreciation and
                    amortization                                     5,493,332                 5,549,793
                                                                --------------            --------------
                                                                $    1,305,632            $    1,121,679
                                                                ==============            ==============

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

Borrowings at June 30, 1999 were $398,166. On October 1, 1999, the Company was notified by Coast of its intent to terminate the Credit Agreement effective December 31, 1999. No additional borrowings are available from Coast after that date. Borrowings of $848,706 were outstanding at the notification date. At December 31, 1999 borrowings and an early termination fee of $30,000 will be due.

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

                           Fiscal 2000                                $  116,725
                           Fiscal 2001                                    32,800
                                                                      ----------
                                                                         149,525
                           Less:  interest                                 6,714
                                                                      ----------
                                                                         142,811
                           Current portion                               110,596
                                                                      ----------
                           Long-term portion                          $   32,215
                                                                      ==========

D.   COMMITMENTS AND CONTINGENCIES

Warehouse facilities, office equipment, computer equipment and vehicles are leased under noncancelable operating leases. Minimum future obligations on these operating leases at June 30, 1999 are as follows:

                           Year ending June 30:
                           2000                                       $  167,967
                           2001                                          146,968
                           2002                                          142,068
                           2003                                          117,588
                           2004, thereafter                              427,000
                                                                      ----------
                                                                      $1,001,591
                                                                      ==========

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

The Company also has a Nonemployee Director Stock Option Plan for the granting of options to nonemployee Directors to purchase up to 100,000 shares of the Company's common stock. Each nonemployee director is automatically granted, on the first business day following the Company's annual meeting, an option to purchase 2,500 shares of common stock. New directors receive an initial option grant following the first board meeting at which such director is elected of an option to purchase 5,000 shares of common stock. The options vest over six months and expire in ten years. All options are granted at the closing market price on the date of grant. 10,000 options were granted in 1999, 1998 and 1997. 82,500 options are outstanding at June 30, 1999.

In addition, each nonemployee director is automatically granted, on the first business day following the Company's annual meeting, 500 shares of common stock. 2,000 shares of common stock were granted in November 1998 and compensation expense of $2,438, $1,938 and $2,500 was recorded related to these grants in 1999, 1998 and 1997, respectively.

A summary of the status of the Company's stock options is presented below:

                                                                 Year Ended June 30
                                          ---------------------------------------------------------------
                                                  1999                  1998                 1997
                                                  ----                  ----                 ----
                                                Wgtd Avg              Wgtd Avg              Wgtd Avg
                                          ---------------------------------------------------------------
                                          Shares    Exer Price  Shares   Exer Price    Shares  Exer Price
Outstanding at beginning of year           167,943  $    1.66    172,010  $    1.66    258,832  $   1.57
   Granted                                  10,000       1.00     10,000       0.97     10,000      1.64
   Exercised                                     0       0.00       (466)      0.78     (1,200)     1.05
   Canceled                                (10,831)      1.69    (13,601)      1.06    (95,622)     1.42
                                         ---------             ---------             ---------
Outstanding at end of year                 167,112       1.66    167,943       1.70    172,010      1.66
                                         ---------             ---------             ---------
Options exercisable at year end            167,112       1.66    141,723       1.57    144,900      1.55

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

                                                           1999             1998              1997
                                                           ----             ----              ----
Dividend yield                                         None              None               None
Risk free interest rate                                5%                5%                 7%
Expected life                                          10 years          10 years           10 years
Expected volatility                                    65%               65%                53%
Expected fair value of options on grant date           $3,733            $4,162             $8,438

The following table summarizes information about stock options outstanding at June 30, 1999:

                               Options Outstanding                            Options Exercisable
                               -------------------                            -------------------
                                    Remaining
                  Number            Contractual           Exercise          Number            Exercise
                  Outstanding       Life                  Price             Exercisable       Price
                  ------------------------------------------------------------------------------------
                  19,794            4.0 Years             $0.78             19,794            $0.78
                  10,000            8.4 Years             $0.97             10,000            $0.97
                  10,000            9.4 Years             $1.00             10,000            $1.00
                   9,510            2.0 Years             $1.19              9,510            $1.19
                   7,500            4.4 Years             $1.25              7,500            $1.25
                   1,000            6.2 Years             $1.25              1,000            $1.25
                  12,500            5.4 Years             $1.31             12,500            $1.31
                   7,500            3.5 Years             $1.56              7,500            $1.56
                  15,000            2.5 Years             $1.63             15,000            $1.63
                  10,000            7.4 Years             $1.64             10,000            $1.64
                   6,686            0.5 Years             $2.13              6,686            $2.13
                  10,000            6.4 Years             $2.13             10,000            $2.13
                  26,104            6.0 Years             $2.31             26,104            $2.31
                  21,518            1.0 Years             $2.54             21,518            $2.54
                 -------            ---------             -----            -------            -----
                 167,112            5.2 Years             $1.67            167,112            $1.57
                 -------            ---------             -----            -------            -----

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

A reconciliation of the Company's income tax provision that would be provided based on a statutory federal income tax rate of 35% to the Company's effective rate is as follows:

                                                                         Year Ended June 30
                                                        ---------------------------------------------------
                                                              1999              1998              1997
                                                              ----              ----              ----
Computed tax (benefit) provision at
   Federal tax rate                                     $      (686,000)   $    (359,000)    $    (497,000)
Change in valuation allowance                                   639,000          322,000           470,000
Permanent differences                                            32,000           29,000            30,000
Graduated tax benefit                                            20,000           10,000            14,000
Other                                                            (5,000)          (2,000)          (17,000)
                                                        --------------- -----------------    -------------
Provision (benefit)                                     $             0    $           0     $           0
                                                        =============== =================    =============

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

                                                                              June 30, 1999
                                                    ------------------------------------------------------
                                                         Assets             Liabilities          Total
                                                         ------             -----------          -----
Net operating loss carryforward                     $     1,309,000                       $      1,309,000
Inventory                                                   461,000                                461,000
Tax credit carryforward                                      93,000                                 93,000
Sales leaseback gain                                        159,000                                159,000
Accrued liabilities                                          64,000                                 64,000
Other                                                         3,000                                  3,000
Valuation allowance                                      (2,089,000)                            (2,089,000)
                                                    ---------------      -------------    ----------------
                                                    $             0      $           0    $              0
                                                    ===============      =============    ================


                                                                              June 30, 1998
                                                    ------------------------------------------------------
                                                         Assets             Liabilities          Total
                                                         ------             -----------          -----
Net operating loss carryforward                     $       833,000                       $        833,000
Inventory                                                   465,000                                465,000
Tax credit carryforward                                      93,000                                 93,000
Accrued liabilities                                          56,000                                 56,000
Other                                                         6,000      $      (3,000)              3,000
Valuation allowance                                      (1,450,000)                            (1,450,000)
                                                    ---------------      -------------    ----------------
                                                    $         3,000      $      (3,000)   $              0
                                                    ===============      =============    ================

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

G.   SEGMENT, GEOGRAPHIC INFORMATION AND CONCENTRATIONS OF CREDIT RISK

The Company operates in one business segment producing cathode ray tube based monitors and displays. Net sales located in geographic regions are summarized as follows:

                                                           1999               1998             1997
                                                           ----               ----             ----
           United States                               $  7,335,428       $  8,516,942     $  9,443,868
           Foreign                                          335,000            741,000          497,000
                                                       ------------       ------------     ------------
                                                       $  7,670,428       $  9,257,942     $  9,940,868
                                                       ============       ============     ============

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

At June 30, 1999, Customer A represented 43% of accounts receivable. At June 30, 1998, three different customers represented an aggregate of 42% of accounts receivable.

The Company is susceptible to various risks due to the nature of its business, including customer-requested delays in shipments or cancellation of certain orders.

H.   RELATED-PARTY TRANSACTIONS

During 1999 the Company sold its headquarters in New Brighton, Minnesota to the president and major stockholder of the Company for the net proceeds of $559,000 and recorded a net gain of $476,000, which has been deferred and will be amortized over the life of the lease. Simultaneously with the closing of the sale, the Company entered into an operating lease with the president and major stockholder whereby the Company will occupy the building through April 2009. Rental payments are $6,100 per month through April 2004. From May 2004 to April 2009 rent is $2,500 per month plus an additional amount equal to the monthly payments of principal and interest on a 15-year loan (at June 30, 1999 a rate of 7.9%) for $456,000 (the Additional Rent), obtained by the president and major stockholder of the Company, with total monthly payments not to be less than $6,100. The lease agreement has two five-year options with rental payments of $3,000 plus the Additional Rent and $3,500 plus the Additional Rent, respectively. In addition to the rental amounts described above, the Company is responsible for all other costs, fees, expenses and other charges which may arise.

The Company also leases manufacturing and warehousing facilities from companies that are wholly owned by the president and major stockholder of the Company. During the years ended June 30, 1999, 1998 and 1997, the Company incurred approximately $98,000, $82,000 and $88,000 respectively for rental of these manufacturing and warehousing facilities.

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

                                 DOTRONIX, INC.
                                  EXHIBIT INDEX


             ANNUAL REPORT ON FORM 10-KSB FOR YEAR ENDED JUNE 30, 1999

--------------------------------------------------------------------------------
Exhibit
Number   Description
--------------------------------------------------------------------------------
3.1       Articles of Incorporation, as amended to date of this
          report(incorporated by reference to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1988).

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

10.5 Loan and Security Agreement by and between the Company and Coast Busi ness Credit, a division of Southern Pacific Bank. Dated as of November
          13, 1997. (incorporated by reference to exhibit 10.5 to the Company's
          Annual Report on Form 10-KSB for the year ended June 30, 1998).

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

23        Independent Auditors' Consent (filed herewith). Page in form 32

27        Financial Data Schedule (filed herewith). Page in form 33

                                                                              31