Form 10QSB
period 1999-12-31
DOTRONIX INC
filed 2000-02-15
CIK 351809

                                                                  CONFORMED COPY


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

       For the Quarter Ended December 31, 1999 Commission File No. 0-9996



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

                            YES  X       NO
                                ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



       Class                               Outstanding at February 3, 2000
-----------------------                    -------------------------------
Common stock, par value                               4,072,732
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

STATEMENTS OF CASH FLOWS
DOTRONIX INC
(UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                       DECEMBER 31
                                                                         -----------------------------------------
                                                                             1999                       1998
                                                                         --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

              Net earnings                                                $  (502,182)            $  (802,073)
              Adjustment to reconcile net  loss to net cash
              used in operating activities:
               Writedown for inventory obsolescence                            70,000                  79,994
               Depreciation and amortization                                  146,596                 124,097
                Stock compensation                                             29,485
                Amortization of deferred gain on sale of                      (23,806)
                   building
               Change in assets and liabilities:
                      Accounts receivable                                     200,209                 (65,390)
                      Inventories                                              37,726                 671,538
                      Prepaid expenses                                        (54,035)               (122,465)
                      Other assets                                              2,988                  24,147
                      Accounts payable and accrued liabilities               (100,989)                (79,396)

                                                                          -----------             -----------

NET CASH USED IN OPERATING ACTIVITIES                                        (194,008)               (169,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchase of property, plant and equipment                       (50,452)                (32,034)
                                                                          -----------             -----------

NET CASH USED IN INVESTING ACTIVITIES                                         (50,452)                (32,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
              Borrowings on revolving loan                                  4,589,436               3,921,003
              Repayments on revolving loan                                 (4,585,681)             (3,650,624)
              Payments of capital lease obligations                           (76,762)

                                                                          -----------             -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (73,007)                270,379
                                                                          -----------             -----------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                       (317,467)                 68,797

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF THE PERIOD                                                     621,414                 290,578
                                                                          -----------             -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                            $   303,947             $   359,375
                                                                          ===========             ===========

                    See notes to financial statements.

STATEMENTS OF CASH FLOWS
DOTRONIX INC
(UNAUDITED)

                                              THREE MONTHS ENDED,                             SIX MONTHS ENDED,

                                                  DECEMBER 31                                   DECEMBER 31

                                         1999                  1998                  1999                  1998
                                         ----                  ----                  ----                  ----
                                   -----------------      ----------------      ----------------      ----------------
REVENUES                            $ 1,782,896             $ 1,940,993             $ 4,351,844             $ 3,682,725

OPERATING EXPENSES:
      Cost of Sales                   1,371,496               1,347,433               3,156,303               2,551,618

      Selling, general
      and administrative                892,608                 946,008               1,631,369               1,898,892

      Interest                           37,895                  20,115                  66,354                  34,288
                                    -----------             -----------             -----------             -----------

Net (loss)                          $  (519,103)            $  (372,563)            $  (502,182)            $  (802,073)
                                    ===========             ===========             ===========             ===========


Basic and diluted loss
per common share
(Note B)                            $     (0.13)            $     (0.09)            $     (0.12)            $     (0.20)

Average number of common
  shares outstanding                  4,072,978               4,040,666               4,065,290               4,040,134

                    See notes to financial statements.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS, DOTRONIX, INC.
(UNAUDITED)

                                                                     DECEMBER 31                 JUNE 30
ASSETS                                                                  1999                      1999
                                                                 --------------------       -------------------
Cash and cash equivalents                                           $    303,947             $    621,414
Accounts receivable, less allowance
for doubtful accounts of $36,588 at both dates                         1,151,856                1,352,065

Inventories:
    Raw materials                                                      1,523,991                1,780,861
    Work-in-process                                                      532,062                  424,463
    Finished goods                                                       229,826                  188,281
                                                                    ------------             ------------
          Total inventories                                            2,285,879                2,393,605
Prepaid expenses                                                          73,007                   18,972
                                                                    ------------             ------------
Total current assets                                                   3,814,689                4,386,056

PROPERTY, PLANT & EQUIPMENT
at cost net of accumulated depreciation
of $5,598,929 and $5,493,332  respectively                             1,250,487                1,305,632

OTHER ASSETS:
Excess of cost over fair value of net assets acquired,
less amortization of $917,971 and $881,972, respectively                 521,983                  557,982
License agreement,  net                                                   20,000                   25,000
Other                                                                      6,704                    9,692
                                                                    ------------             ------------
TOTAL ASSETS                                                        $  5,613,863             $  6,284,362
                                                                    ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving loans                                                     $    401,922             $    398,167
Current maturities-capital lease obligations                              66,049                  110,596
Accounts payable                                                         606,984                  664,106
Salaries, wages and payroll taxes                                         90,741                  157,782
Current portion-deferred gain on sale of building                         47,613                   47,613
Other accrued liabilities                                                177,471                  139,893
                                                                    ------------             ------------
Total current liabilities                                              1,390,780                1,518,157

CAPITAL LEASE OBLIGATIONS                                                      -                   32,215

DEFERRED GAIN ON SALE OF BUILDING                                        396,775                  420,581

STOCKHOLDERS' EQUITY:
Common stock, $.05 par value                                             203,031                  202,880
Additional paid-in capital                                            10,823,483               10,812,928
Unearned compensation                                                    (11,500)                 (15,875)
Accumulated deficit                                                   (7,188,706)              (6,686,524)
                                                                                             ------------
Total stockholders' equity                                             3,826,308                4,313,409
                                                                    ------------             ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                $  5,613,863             $  6,284,362
                                                                    ============             ============


                       See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS


A. Basis of Presentation

The balance sheet as of December 31, 1999, the statements of operations for the three and six month periods ended December 31, 1999 and 1998 and the statements of cash flows for the six month periods ended December 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and for the three and six months periods ended December 31, 1999 and 1998 presented herein have been made.

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

B. Earnings per share

The following table reflects the calculation of basic and diluted earnings per share.

                                            THREE MONTHS     THREE MONTHS       SIX MONTHS         SIX MONTHS
                                            ------------     ------------       ----------         ----------
                                          December 31 (1)  December 31 (1)   December 31 (1)    December 31 (1)
                                                 1999             1998               1999               1998
Loss per share - basic and diluted
Net loss                                         ($519,103)       ($372,563)         ($502,182)         ($802,073)
Weighted average shares outstanding              4,072,978        4,040,666          4,065,290          4,040,134
Net loss per share - basic                          ($0.13)          ($0.09)            ($0.12)            ($0.20)
                                          ========================================================================


(1) The effect of stock options have been excluded from calculation of earnings per share for the three months and six months ended December 31, 1999 and December 31, 1998 as their effect is antidilutive.


C. Liquidity

The Company has not met the tangible net worth covenant in its revolving credit agreement since December 1998. On October 1, 1999 the lender under this agreement notified the Company of its intent to terminate the agreement and to require repayment of the borrowings thereunder plus an early termination fee of $30,000 effective December 31, 1999. In a letter dated January 21, 2000, the lender agreed to advance funds to the Company through February 29, 2000. The lender will continue to receive all payments made on Company receivables until all amounts due the lender are paid. The Company expects payments will be completed by March 31, 2000. At January 21, 2000, borrowing under this agreement totaled $481,143. Substantially all of the Company's assets, other than its real property, are pledged to secure the borrowings under this agreement. When payment is completed all pledged assets will be released.

The Company's president and major stockholder has agreed to provide up to $1,000,000 in secured financing to the Company in the form of cash loans or guarantees on Company borrowings. The terms of the lending agreement will be consistent with the Company's existing agreement. The proposed interest rate of 3% over the published prime rate of Norwest Bank is lower than the current rate and lower than competitive rates from an outside lending institution. Loan origination fees, due diligence costs other than legal fees, and loan termination fees will be waived.

This agreement expires on September 30, 2000, or upon sale of the Company and provides for the issuance of warrants to purchase one share of common stock, at market value at the date of the advance, for each four dollars loaned to the Company.


                   ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue decreased by $158,000 or 8% for the three months ended December 31, 1999, and increased $669,000, or 18% for the six months ending December 31, 1999, compared to like periods in the prior year. The six month increase in 1999 over 1998 was attributable to demand for the new intelligent monitor products.

The gross margin percentage for the quarter ended December 31, 1999 was 23%, compared to 31% for the same quarter ended in fiscal 1998. The gross margin percentage for the six months ended December 31, 1999 was 27%, compared to 31% for the six months ended December 31, 1998. One time costs associated with the consolidation of manufacturing at the Eau Claire facility contributed to the decrease in gross margin percentage. These costs included training costs related to products formerly manufactured in New Brighton, and cost of moving equipment and inventory.

Selling, general, and administrative expenses decreased $53,000 or 6% for the quarter and $268,000 or 14% for the six months ended December 31, 1999, when compared to the prior year. The decrease was due to reductions in personnel and the completion of a major product development effort in fiscal 1999. . Interest expense increased $18,000, or 88% during the quarter and $32,000, or 94% for the six months ended December 31, 1999 compared to the same period of the prior year. Increased average borrowings and a higher average interest rate caused the increase in interest expense.

Starting in October 1999 a cost reduction program was implemented which reduced payroll and related costs by 10% at December 31, 1999 and an additional 10% reduction at January 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has not met the tangible net worth covenant in its revolving credit agreement since December 1998. On October 1, 1999 the lender under this agreement notified the Company of its intent to terminate the agreement and to require repayment of the borrowings thereunder plus an early termination fee of $30,000 effective December 31, 1999. In a letter dated January 21, 2000, the lender agreed to advance funds to the Company through February 29, 2000. The lender will continue to receive all payments made on Company receivables until all amounts due the lender are paid. The Company expects payments will be completed by March 31, 2000. At January 21, 2000, borrowing under this agreement totaled $481,143. Substantially all of the Company's assets, other than its real property, are pledged to secure the borrowings under this agreement. When payment is completed all pledged assets will be released.


The Company's president and major stockholder has agreed to provide up to $1,000,000 in secured financing to the Company in the form of cash loans or guarantees on Company borrowings. The terms of the lending agreement will be consistent with the Company's existing agreement. The proposed interest rate of 3% over the published prime rate of Norwest Bank is lower than the current rate and lower than competitive rates from an outside lending institution. Loan origination fees, due diligence costs other than legal fees, and loan termination fees will be waived.

This agreement expires on September 30, 2000, or upon sale of the Company and provides for the issuance of warrants to purchase one share of common stock, at market value at the date of the advance, for each four dollars loaned to the Company.


During the six months ended December 31, 1999, operations consumed $194,000 of cash. Purchases of property, plant and equipment consumed $50,000 of cash. Payment of capital lease obligations consumed $77,000 of cash. Increased borrowings on the working capital loan provided $4,000 of cash to the Company. The overall result was an decrease in cash of $317,000.


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

To comply with the year 2000 issue, the Company purchased year 2000 ready hardware and software (per vendor readiness documents) in September 1998. Total estimated cost of the purchase was $433,000 of which $398,000 has been capitalized.
No additional costs are expected to be incurred after December 31, 1999.

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


                           PART II - OTHER INFORMATION


Item 4.   Submission Of Matters to a Vote of Securities Holders

At the annual meeting of the shareholders of the Company Held on December 28, 1999 the following items were voted on:


          ELECTION OF DIRECTORS
                                                     VOTES FOR                WITHHELD
                                                     ---------                 ------
William S. Sadler                                    3,642,328                 92,637
Ray L. Bergeson                                      3,642,328                 92,637
Robert J. Snow                                       3,642,328                 92,637
Edward L. Zeman                                      3,642,328                 92,637
L. Daniel Kuechenmeister


            COMPANY PROPOSALS                        VOTES FOR              WITHHELD            ABSTAIN
                                                     ---------              --------            -------
1999 Stock Incentive Plan                            1,992,797                146,770          44,059

1999 Non-employee Director Stock Option
and Stock Grant Plan                                 1,924,576                199,672          49,470

Both proposals passed.

Item 6.  Exhibits and reports on Form 8-K

          (a) Exhibit 27........Financial Data Schedule

          (b) No reports on Form 8-K were issued during the quarter.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 14, 2000                       DOTRONIX, INC.


                                          By   /s/ William S. Sadler
                                              --------------------------
                                                   William S. Sadler
                                                   President
                                                   (Principal Executive
                                                   Officer)

                                          By   /s/ Robert V. Kling
                                              --------------------------
                                                   Robert V. Kling
                                                   Chief Financial Officer
                                                   (Principal Financial
                                                   and accounting Officer)