Form 10QSB
period 2000-03-31
DOTRONIX INC
filed 2000-05-15
CIK 351809

                                                                  CONFORMED COPY


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

         For the Quarter Ended March 31, 2000 Commission File No. 0-9996



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


                             YES X           NO
                                ---            ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              CLASS                       OUTSTANDING AT APRIL 26, 2000
----------------------------------        -----------------------------
Common stock, par value                            4,074,732
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

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS, DOTRONIX, INC.
(UNAUDITED)

                                                                 MARCH 31              JUNE 30
                                                                   2000                 1999
                                                              --------------       --------------
ASSETS
Cash and cash equivalents                                     $       99,681       $      621,414
Accounts receivable, less allowance for doubtful
accounts of $23,572 and $36,588 respectively                         897,013            1,352,065

Inventories:
    Raw materials                                                  1,432,684            1,780,861
    Work-in-process                                                  626,039              424,463
    Finished goods                                                   289,078              188,281
                                                              --------------       --------------
          Total inventories                                        2,347,801            2,393,605
Prepaid expenses                                                      52,102               18,972
                                                              --------------       --------------
Total current assets                                               3,396,597            4,386,056

PROPERTY, PLANT & EQUIPMENT
at cost net of accumulated depreciation
of $5,667,224 and $5,493,332  respectively                         1,186,410            1,305,632

OTHER ASSETS:
Excess of cost over fair value of net assets acquired,
less amortization of $935,970 and $881,972, respectively             503,984              557,982
License agreement,  net                                               17,500               25,000
Other                                                                  6,605                9,692
                                                              --------------       --------------
TOTAL ASSETS                                                  $    5,111,096       $    6,284,362
                                                              ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving loans                                               $      401,795       $      398,167
Current maturities-capital lease obligations                          47,100              110,596
Accounts payable                                                     652,901              664,106
Salaries, wages and payroll taxes                                    165,526              157,782
Current portion-deferred gain on sale of building                     47,613               47,613
Other accrued liabilities                                            182,679              139,893
                                                              --------------       --------------
Total current liabilities                                          1,497,614            1,518,157

CAPITAL LEASE OBLIGATIONS                                                 --               32,215
DEFERRED GAIN ON SALE OF BUILDING                                    384,871              420,581

STOCKHOLDERS' EQUITY:
Common stock, $.05 par value                                         203,637              202,880
Additional paid-in capital                                        10,822,877           10,812,928
Unearned compensation                                                 (9,120)             (15,875)
Accumulated deficit                                               (7,788,783)          (6,686,524)
                                                              --------------       --------------
Total stockholders' equity                                         3,228,611            4,313,409
                                                              --------------       --------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                          $    5,111,096       $    6,284,362
                                                              ==============       ==============

                        See notes to financial statements

STATEMENTS OF OPERATIONS
DOTRONIX, INC.
(UNAUDITED)

                                      THREE MONTHS ENDED,                   NINE MONTHS ENDED,
                                            MARCH 31                             MARCH 31

                                    2000               1999               2000               1999
                                ------------       ------------       ------------       ------------
REVENUES                        $  1,263,742       $  1,673,190       $  5,615,586       $  5,355,915

OPERATING EXPENSES:
      Cost of sales                  954,948          1,397,524          4,111,250          3,949,142

      Selling, general
      and administrative             879,777            899,374          2,511,147          2,798,267

      Interest                        29,094             13,465             95,448             47,755
                                ------------       ------------       ------------       ------------

Net (loss)                      $   (600,077)      $   (637,173)      $ (1,102,259)      $ (1,439,249)
                                ============       ============       ============       ============

Basic and diluted loss
per common share
(Note B)                        $      (0.15)      $      (0.16)      $      (0.27)      $      (0.36)
Weighted average number of
 common shares outstanding
 basic and diluted                 4,072,732          4,041,601          4,067,752          4,040,394


                        See notes to financial statements

STATEMENTS OF CASH FLOWS
DOTRONIX, INC
(UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                               MARCH 31
                                                                    -------------------------------
                                                                        2000               1999
                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

              Net loss                                              $ (1,102,259)      $ (1,439,249)
              Adjustment to reconcile net  loss to net cash
              used in operating activities:
               Writedown for inventory obsolescence                       90,000             82,192
               Depreciation and amortization                             235,390            186,099
                Stock compensation                                        31,865
                Amortization of deferred gain on sale of                 (35,710)
                  building
               Change in assets and liabilities:
                      Accounts receivable                                455,052             93,510
                      Inventories                                        (44,196)         1,048,187
                      Prepaid expenses                                   (33,130)          (211,402)
                      Other assets                                         3,087             27,312
                      Accounts payable and accrued liabilities            24,921            280,058

                                                                    ------------       ------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES+B2                  (374,980)            66,707

CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchase of property, plant and equipment                  (54,670)           (56,815)
                                                                    ------------       ------------

NET CASH USED IN INVESTING ACTIVITIES                                    (54,670)           (56,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
              Borrowings on revolving loan                             5,816,567          5,590,604
              Repayments on revolving loan                            (5,812,939)        (5,491,864)
              Payments of capital lease obligations                      (95,711)

                                                                    ------------       ------------

NET CASH  (USED IN) PROVIDED BY FINANCING ACTIVITIES                     (92,083)            98,740
                                                                    ------------       ------------

NET (DECREASE)  INCREASE  IN CASH
  AND CASH EQUIVALENTS                                                  (521,733)           108,632

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF THE PERIOD                                                621,414            290,578
                                                                    ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                      $     99,681       $    399,210
                                                                    ============       ============


                        See notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS


A.       Basis of Presentation

The balance sheet as of March 31, 2000, the statements of operations for the three and nine month periods ended March 31, 2000 and 1999 and the statements of cash flows for the nine month periods ended March 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for the three and nine month periods ended March 31, 2000 and 1999 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-KSB, as amended, of the Company for the fiscal year ended June 30, 1999.

B.       Earnings per share

The following table reflects the calculation of basic and diluted earnings per share.

                                         THREE MONTHS       THREE MONTHS       NINE MONTHS        NINE MONTHS
                                         ------------       ------------       -----------        -----------
                                         March 31 (1)       March 31 (1)       March 31 (1)       March 31 (1)
                                             2000               1999               2000               1999
Loss per share - basic and diluted
Net loss                                 $   (600,077)      $   (637,173)      $ (1,102,259)      $ (1,439,249)
Weighted average shares outstanding         4,072,732          4,041,601          4,067,752          4,040,394
Net loss per share - basic                     ($0.15)            ($0.16)            ($0.27)            ($0.36)
                                         =====================================================================

(1) The effect of stock options have been excluded from calculation of earnings per share for the three months and nine months ended March 31, 2000 and March 31, 1999 as their effect is antidilutive.

C.       LIQUIDITY

The Company had not met the tangible net worth covenant in its revolving credit agreement since December 1998. On October 1, 1999 the lender under this agreement notified the Company of its intent to terminate the agreement and to require repayment of the borrowings thereunder plus an early termination fee of $30,000 effective December 31, 1999. In a letter dated January 21, 2000, the lender agreed to advance funds to the Company through February 29, 2000. On February 23, 2000, the Company's president and major stockholder entered into a New Credit Agreement to lend money to the Company, and the prior lender was paid in full and filed releases on all Company assets in which it had a security interest.

The New Credit Agreement with the Company's president and major stockholder provides for a line of credit of $1,000,000 secured by Company assets, including real property. The New Credit Agreement runs until February 28, 2001 and is renewable 120 days prior to expiration at the sole discretion of the

Lender. The rate of interest to be charged for borrowed funds is 3% over the published prime rate of Norwest Bank. The loan rate in effect on March 31 was 12%. The previous lender charged 5% over the highest prime rate published in the Wall Street Journal. Loan origination fees, and due diligence costs other than legal fees were waived in the New Credit Agreement.

The New Credit Agreement is the culmination of an agreement the Company made with the Company's president and major stockholder in September, 1999, as described in the Company 10-KSB, as amended, for fiscal 1999, to provide up to $1,000,000 in secured financing to the Company in the form of cash loans or guarantees on Company borrowings. That agreement, which expires on September 30, 2000, provides for the issuance of warrants to purchase one share of common stock, at market value at the date of the advance, for each four dollars loaned to the Company.

The value assigned to the warrants will be amortized to interest expense over the life of the New Credit Agreement. As of March 31, 2000 the maximum amount loaned under the new loan agreement was $500,000. The total number of warrants to be issued is 89,119 warrants with an exercise price of $0.575 and 35,881 warrants with an exercise price of $0.600.


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue decreased by $410,000 or 24% for the three months ended March 31, 2000, and increased $260,000, or 5% for the nine months ending March 31, 2000, compared to like periods in the prior year. The three month decrease was due to the continued migration of the medical display market to non-CRT based solutions. The nine month increase in 2000 over 1999 was attributable to demand for the new intelligent large screen color products.

The gross margin percentage for the quarter ended March 31, 2000 was 24%, compared to 16% for the same quarter ended in fiscal 1999. The gross margin percentage for the nine months ended March 31, 2000 was 26%, unchanged from the comparable period ended March 31, 1999. The increase in the gross margin percentage for the three month periods is attributable to the cost reductions in payroll and fringe benefits resulting from the consolidation of manufacturing at the Eau Claire facility.

Selling, general, and administrative expenses decreased $20,000 or 2% for the quarter and $287,000 or 10% for the nine months ended March 31, 2000, when compared to the prior year. The decrease was due to reductions in personnel and a continuing effort to decrease costs in all areas.

Interest expense increased $16,000, or 116% during the quarter and $48,000, or 100% for the nine months ended March 31, 2000 compared to the same period of the prior year. Increased average borrowings and a higher average interest rate caused the increase in interest expense.

The Company has maintained manufacturing capacity for some products which have experienced a decline in volume over the previous several years. The cost of maintaining this capacity is beginning to exceed the contribution to profits of these products at the current order levels. The Company has notified relevant customers of its intent to discontinue maintenance of manufacturing capacity for several low volume products. The result of the customer notification has been order bookings in the low six figure range. The increase in sales resulting from these orders is expected to be temporary. After these orders are filled, the Company may determine to reduce capacity accordingly.

LIQUIDITY AND CAPITAL RESOURCES

The Company had not met the tangible net worth covenant in its revolving credit agreement since December 1998. On October 1, 1999 the lender under this agreement notified the Company of its intent to terminate the agreement and to require repayment of the borrowings thereunder plus an early termination fee of $30,000 effective December 31, 1999. In a letter dated January 21, 2000, the lender agreed to advance funds to the Company through February 29, 2000. On February 23, 2000, the Company's president and major stockholder entered into a New Credit Agreement to lend money to Company, and the prior lender was paid in full and filed releases on all Company assets in which it had a security interest.

The New Credit Agreement provides for a line of credit of $1,000,000 secured by Company assets, including real property. The New Credit Agreement runs until February 28, 2001 and is renewable 120 days prior to expiration at the sole discretion of the Lender. The rate of interest to be charged for borrowed funds is 3% over the published prime rate of Norwest Bank. The loan rate in effect on March 31 was 12%. The previous lender charged 5% over the highest prime rate published in the Wall Street Journal. Loan origination fees, and due diligence costs other than legal fees were waived in the new agreement.

The New Credit Agreement is the culmination of an agreement the Company's president and major stockholder had made in September, 1999, as described in the Company 10-KSB, as amended, for fiscal 1999, to provide up to $1,000,000 in secured financing to the Company in the form of cash loans or guarantees on Company borrowings. That agreement, which expires on September 30, 2000, provides for the issuance of warrants to purchase one share of common stock, at market value at the date of the advance, for each four dollars loaned to the Company.

The value assigned to the warrants will be amortized to interest expense over the life of the New Credit Agreement. As of March 31, 2000 the maximum amount loaned under the new loan agreement was $500,000. The total number of warrants to be issued is 89,119 warrants with an exercise price of $0.575 and 35,881 warrants with an exercise price of $0.600.

During the nine months ended March 31, 2000, $375,000 of cash was used in operations. Purchases of property, plant and equipment consumed $55,000 of cash. The payment of capital lease obligations totaled $96,000 of cash. Net borrowings on the working capital loan provided $4,000 of cash to the Company. The overall result was an decrease in cash of $522,000.

COMMON STOCK LISTING

The Company's Common Stock previously was quoted on the NASDAQ Stock Market under the symbol "DOTX". Effective August 4, 1999 the Company's Common Stock transferred to the OTC Bulletin Board.

IMPACT OF THE YEAR 2000 ON THE COMPANY'S INFORMATION TECHNOLOGY SYSTEMS.

Year 2000 related issues, as they concern the Company's Information Technology Systems, its Suppliers, and its Customers, did not have a material effect on the Company's business, result of operations, or financial condition for the three month and nine month periods ended March 31, 2000. The Company is not aware of any Year 2000 related issue which may, in the future, effect its business, result of operations, or financial condition.

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


                           PART II - OTHER INFORMATION


Item 4.   Submission Of Matters to a Vote of Securities Holders

At the annual meeting of the shareholders of the Company held on December 28, 1999 the following items were voted on:

----------------------------------------------------------------------------------------------------
          ELECTION OF DIRECTORS
                                                  VOTES FOR              WITHHELD
                                                  ---------              --------
William S. Sadler                                 3,642,328               92,637
Ray L. Bergeson                                   3,642,328               92,637
Robert J. Snow                                    3,642,328               92,637
Edward L. Zeman                                   3,642,328               92,637
L. Daniel Kuechenmeister                          3,642,328               92,637


            COMPANY PROPOSALS                     VOTES FOR              WITHHELD            ABSTAIN
                                                  ---------              --------            -------
1999 Stock Incentive Plan                         1,992,797              146,770              44,059

1999 Non-employee Director Stock Option
and Stock Grant Plan                              1,924,576              199,672              49,470
----------------------------------------------------------------------------------------------------

Both proposals passed.

Mr. Robert J. Snow resigned from the Board Of Directors effective February 28, 2000.

Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibit 27........Financial Data Schedule

         (b) No reports on Form 8-K were issued during the quarter.

         (c) 10.1 Loan and security agreements by and between the Company and William S.. Sadler, dated February 23, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 12, 2000                      DOTRONIX, INC.

                                          By   /s/ William S. Sadler
                                               ---------------------------
                                                  William S. Sadler
                                                  President
                                                  (Principal Executive
                                                  Officer)

                                         By    /s/ Robert V. Kling
                                               ---------------------------
                                                  Robert V. Kling
                                                  Chief Financial Officer
                                                  (Principal Financial
                                                  and accounting Officer)