Form 10KSB40
period 2000-06-30
DOTRONIX INC
filed 2000-09-28
CIK 351809

1
                                                                 CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR                                            COMMISSION
ENDED JUNE 30, 2000                                            FILE NO. 0-9996
                                 DOTRONIX, INC.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          MINNESOTA                                           41-1387074
-------------------------------                        ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation of organization)                            Identification No.)

      160 FIRST STREET S.E.
     NEW BRIGHTON, MINNESOTA                                    55112-7894
---------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (651) 633-1742

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK
                                                             $.05 PAR VALUE

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

State issuer's revenues for its most recent fiscal year:       $7,354,703
The aggregate market value of common equity stock held by nonaffiliates of the registrant as of August 31, 2000 was approximately $510,630 (based on the last sale price of such stock as reported by the OTC Bulletin Board.)

The number of shares outstanding of the registrants common stock, as of August 31, 2000 was 4,074,732.

A portion of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated into Part III as set forth therein.

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

The image on a electronic display can be produced by several different methods, such as CRT displays, electronic light modulators which project the image, gas plasma displays which use a technology similar to florescent light bulbs, and direct view LCD and LED displays. Dotronix, Inc. engineers have experience in all of these technologies.

PRODUCTS

The Company primarily designs, manufactures and distributes monitors and displays for a wide range of end user applications for the medical diagnostic, transportation, and multimedia presentation and display markets. The Company is also incorporating strategies into its business model which are intended to enable it to provide turn key solutions to customers with display and presentation problems which go beyond simple plug and play unintelligent CRT devices.

The medical market products consist primarily of high resolution monochrome and color displays marketed to the major Original Equipment Manufacturers (OEM) within the market. This OEM base serves x-ray, CT scan, MRI and other instrumentation uses. The medical products are used in diagnostic and workstation applications and for fixed and portable instrumentation devices. CRT sizes range from five inches to twenty-one inches.

The Company also markets a product line of large screen color displays in the multimedia arena. Product uses include video walls, displays for flight information systems, and other public information displays. Products range from twenty inches to fifty inches.

The Company continues to selectively market to the federal government and its agencies, offering high quality, medium resolution, color and monochrome displays.

Although the Company has developed standardized CRT displays in order to provide cost-effective products, it is intent on providing turn-key solutions to electronic display problems in a wide variety of industries. Two new computer based systems using interactive touch panel display technology are being marketed for use in point of purchase display systems in major retail stores, and multilingual way finding display systems for use in airports and large commercial buildings, including office buildings and hotels. To date efforts to market these products have not produced material revenues.


MARKETING

The Company believes that the market for CRT displays and CCTV monitors is extensive and diverse. As described above, CRT displays and CCTV monitors are used in a wide variety of computer-based information systems and video-based systems. The Company's principal marketing effort for its CRT products is directed toward the OEMs of the various systems in which displays and monitors are used. Company personnel work with these OEMs in order to determine the OEMs' technical needs and cost objectives and to adapt the Company's designs accordingly. This adaptation process typically entails specification of the components to be used within the Company's standard design in order to meet these needs and objectives. Greater degrees of customization are required, however, for certain display applications.

The Company's present OEM CRT products customer base consists of approximately 225 OEMs and system integrators located predominantly in the United States. In order to meet the diverse requirements of OEMs, the Company markets its products directly to such manufacturers through its own technically trained sales employees. The Company employs salespersons in St. Paul, Minnesota and Eatontown, New Jersey. The Company's CRT displays and CCTV monitors are priced in the range from $100 to $10,000, depending on size and other specifications, degree of adaptation required and quantity.

5% of the Company's revenues during the year ended June 30, 2000 consisted of sales to customers in Europe, Canada, and the Far East.

Three separate customers have accounted for 10% or more of revenues during one or more of the last three fiscal years. Their respective percentages of revenue by fiscal year are as follows:

                              2000              1999              1998
                              ----------------------------------------
     Customer A                17%                7%                9%
     Customer B                 5%               10%                0%
     Customer C                 4%                8%               12%


COMPETITION

The Company believes that competition in the market for CRT displays and CCTV monitors is generally based on price, product performance, product availability and customer service. A number of other domestic and foreign companies, including Panasonic Company, Sony, Tatung Company, Conrac Corporation, Tektronix, Inc., Philips Electronics, Ltd., and Mitsubishi Electronic Corporation, presently manufacture CRT displays and CCTV monitors and market them to OEMs. In addition, some OEMs produce their own CRT displays and CCTV monitors. Many of the companies in the CRT display and CCTV monitor markets have substantially greater resources than the Company.

The Company's solution to non-CRT base display technologies is to becoming a distributor for the manufacturers of such displays, including liquid crystal displays and other plasma panel displays. The Company has secured written and oral pricing agreements which will enable it to achieve reasonable margins on several such products.

 MANUFACTURING AND SUPPLIERS

The Company purchases the components of its CRT displays and CCTV monitors from outside suppliers and manufactures, assembles, and tests these components at Eau Claire, Wisconsin facilities. The Company also purchases completed CRT displays offshore in order to improve its competitive position. The components of CRT displays and CCTV monitors include standardized CRTs, magnetic deflection yokes and transformers, power sources and other standardized electronic components as well as printed circuit boards and chassis manufactured to the Company's specifications. The Company believes that such standardized components generally are available from more than one supplier and that numerous manufacturers of components to specification are available. In the manufacturing process, transistors, capacitors and other electronic components are inserted into holes drilled in a printed circuit board. The components are then flow-soldered to the circuit board and then the CRT, deflection yoke and the power source are mounted on the chassis and hand wired. Finally, completed units are put through a series of quality control tests plus a burn-in period before shipment to the customer.

The Company has established supplier relationships with the manufacturers of the new technology displays including plasma panels, liquid crystal displays, and light modulator projection displays.

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

PERSONNEL

As of June 30, 2000 the Company had 53 full-time employees. The Company believes that its relationship with its employees is satisfactory. None of the Company's employees are covered by collective bargaining agreements.

SALES BACKLOG; RESEARCH AND DEVELOPMENT

The Company's sales backlog expected to be shipped by the end of the following fiscal year was approximately $2.1 million at June 30, 2000 and $0.9 million at June 30, 1999. The Company believes that the dollar amount of backlog at a given date is not necessarily indicative of sales for any succeeding period. For example, certain regular customers of the Company place frequent orders on a short term basis only.

The Company has maintained manufacturing capacity for some products which have experienced a decline in volume over the previous several years. The cost of maintaining this capacity is beginning to exceed the contribution to profits of these products at the current order levels. The Company has notified relevant customers of its intent to discontinue maintenance of manufacturing capacity for several low volume products. The result of the customer notification has been order bookings in the high six figure range. The increase in sales resulting from these orders is expected to be temporary. After these orders are filled, the Company may determine to reduce capacity accordingly.

Research and development costs totaled approximately $247,000 for fiscal 2000, $518,000 for fiscal 1999 and $399,000 for fiscal 1998.

ITEM 2. PROPERTIES

The Company's corporate offices and certain manufacturing operations are located in a building that is approximately 17,000 square feet in New Brighton, Minnesota. The building was purchased from the Company by William S. Sadler, president and a major stockholder of the Company, and leased by him to the Company, in fiscal 1999. Rental payments are $6,100 per month through April 2004. From May 2004 to April 2009 rent is $2,500 per month plus an additional amount equal to the monthly payments of principal and interest on a 15 year loan (at June 30, 2000 a rate of 7.9%) for $456,000 (the Additional Rent), obtained by Mr. Sadler, with total monthly payments no to be less than $6,100. At June 30, 2000, the additional rent would have been $3720 per month. The lease agreement has two five year options with rental payments of $3,000 plus Additional Rent and $3,500 plus Additional Rent, respectively. In addition to the rental amounts described above, the Company is responsible for all other costs, fees, expenses, and other charges which may arise. These lease terms were approved by the Company's outside directors based on a study of comparable rental properties.

The Company also leases in New Brighton, under a five year lease that expires March 2003, approximately 22,000 square feet of warehouse space from a company wholly owned by William S. Sadler, at a rental rate of $4,932 per month. The lease has a renewal option for five additional years at the same rate. These lease terms were approved by the Company's outside directors based on a study of comparable rental properties.

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


      Fiscal Year Ended June 30, 2000       High              Low
      -------------------------------      -----------------------
      First Quarter                        $0.94             $0.44
      Second Quarter                        0.63              0.20
      Third Quarter                         0.81              0.22
      Fourth Quarter                        0.56              0.25

      Fiscal Year Ended June 30, 1999       High              Low
      -------------------------------      -----------------------
      First Quarter                        $1.50             $1.03
      Second Quarter                        1.22              0.75
      Third Quarter                         1.32              0.75
      Fourth Quarter                        0.88              0.63


As of June 30, 2000, there were 340 record holders of the Company's Common Stock. The Company has not paid dividends on its Common Stock and does not expect to pay cash dividends for the foreseeable future. The Company's current borrowing arrangement prohibits the payment of cash dividends. The Company's current policy is to retain any earnings to finance operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

The Company's revenues decreased $315,725 (4%) and $1,587,514 (17%) during the fiscal years ended June 30, 2000 and 1999 from the respective preceding fiscal years. The decrease for fiscal 2000 was attributable to small decreases across several product lines. The decrease for fiscal 1999 was mainly due to decreased video wall shipments with a slight reduction experienced in the medical OEM market.

Five customers comprised 40% of the total fiscal 2000 sales of the Company. In fiscal 1999 and 1998 these same customers comprised 32% and 18% of sales, respectively.


The Company's gross margin was 28%, 24% and 30% in fiscal 2000, 1999, and 1998, respectively. The increase in fiscal 2000 was due to a reduction in factory personnel to align capacity with usage. The decline in fiscal 1999 was primarily due to lower usage of capacity.

Selling, general, and administrative expenses decreased 14% in fiscal 2000 and increased 2% in fiscal 1999, from their respective preceding fiscal years. The decrease in fiscal 2000 was due to a company wide restructuring initiative which reduced full time employees from 91 to 53 at June 30, 2000. The increase in fiscal 1999 was due to sales and related costs associated with new product introductions.

Interest expense increased 45% in fiscal 2000 and decreased 24% in fiscal 1999, from the respective preceding fiscal years. The increase in fiscal 2000 was due to a rate increase due to a net worth covenant exception in December 1999. In February of 2000 that credit agency was replaced by another lender which required the issuance of warrants, for which an interest charge of $20,000 was incurred in fiscal
2000. The decrease in fiscal 1999 was caused by reduced borrowing levels and the securing of a new credit facility in November 1997 with reduced interest rates.

As of June 30, 2000 the Company had available income tax operating loss carryforwards of approximately $4,850,000 that can be used to offset future taxable income. The Company has recorded a valuation allowance against all benefits associated with net operating loss carryforwards as it is less probable than not that they will ultimately be realized.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On February 23, 2000, the Company entered into a revolving credit facility with its president and major stockholder, and in September 2000 the Company's president and major stockholder agreed to extend the loan agreement to February 28, 2002, and to increase the loan limit to $1,250,000 in secured financing. The revolving credit facility contains various restrictive covenants including a minimum tangible net worth balance of $2.0 million. As of September 27, 2000 the Company had $832,317 available under the agreed to extension of the revolving credit facility.

Interest on outstanding borrowings under the revolving credit facility is accrued at the U.S. Prime interest rate plus 3%. Additionally, the Company is required to issue warrants on the Company's stock to the president and major shareholder for incremental increases in the outstanding borrowings balance. One warrant is issued for every $4 in incremental borrowings made by the Company. All warrants issued expire in 4 years and have an exercise price equal to the fair market value of the Company's stock at the date of grant. Once repayments on the facility have been made, additional warrants are issued for incremental borrowings on the facility only to the extent that the new outstanding borrowings balance exceeds the previous high outstanding borrowings balance. The Company recognizes interest expense for the fair value of the warrants, which is measured consistent with the provisions of SFAS 123, "Accounting for Stock Based Compensation." The fair value of all warrants granted was estimated on the date of grant using the Black-Scholes pricing model based on the following assumptions:

                                                           2000
                                                           ----
 Dividend yield                                            None
 Risk free interest rate                                  6.54%
 Expected life                                          4 years
 Expected volatility                                       109%



There was a total of 142,703 warrants issued in 2000 with a weighted average exercise price of $0.56, and a weighted average remaining life of 3.69 years at June 30, 2000. The fair value of the warrants totaled approximately $60,000 which is being amortized over the term of the loan agreement. The Company recorded interest expense for the year ended June 30, 2000 of approximately $20,000 related to the warrants.

In 2000 and 1999, certain employees of the Company agreed to a decrease in salary for an equal value of the Company's common stock. At June 30, 2000 and 1999, the Company had accrued $47,459 (137,006 shares) and $4,936 (7,264 shares), respectively, for this commitment.

In 1999, the Company entered into employment agreements with three employees whereby 26,000 shares of restricted stock were granted. One third of the stock vests on each of the employees' first three anniversary dates. In 1999 10,000 shares vested and 7,000 shares vested in 2000. Of the remaining 9,000 shares, 7,000 shares and 2000 shares are scheduled to vest in 2001 and 2002, respectively. Compensation expense of $6,750 and $11,500 was recognized in 2000 and 1999, respectively. The Company has accrued unearned compensation of $9,125 at June 30, 2000 and $15,875 at June 30, 1999 related to these agreements.

Company management believes that the cash and cash equivalents on hand at September 27, 2000 and future amounts available under the aforementioned credit agreement should be adequate to meet both short term and long term cash requirements.

CASH FLOW

During fiscal 2000 cash flow used in operating activities was $398,000. A net loss of $1,318,000 was partially offset by depreciation and amortization of approximately $282,000 and a reduction in inventories and accounts receivables of $436,000. Cash of $93,000 was used to purchase equipment. Financing activities used approximately $54,000, primarily for the repayment of debt.

During fiscal 1999 cash flow used in operating activities was $63,000. Two major elements of the cash flow was a net loss of $2,040,000 partially offset by a reduction in inventories of $1,511,000. Cash provided by investing activities totaled approximately $287,000. Approximately $559,000 was provided by the sale and leaseback of the Company's headquarters, which was partially offset by purchases of equipment of $272,000. Cash provided by financing activities was approximately $106,000, primarily related to additional borrowings under the Company's Credit Agreement.

During fiscal 1998 cash flows used in operating activities were $915,000, primarily related to the net loss of $1,026,000. Purchases of equipment used approximately $158,000. Financing activities used approximately $1,219,000 related to the repayment of debt.

NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2000 the Company adopted Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 an amendment of SFAS No.133. These statements did not have a material impact on the Company's results of operations, financial position or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company believes that its revenues and results of operations have not been significantly affected by inflation during the three years ended June 30, 2000.

The Company's transactions are denominated in U.S. dollars. For this reason the Company does not have significant exposure to foreign exchange rate fluctuations.

The Company's working capital loan is subject to variable interest rates. Significant fluctuations in interest rates therefore could have an adverse effect on the Company and its ability to fund working capital requirements

ITEM 7. FINANCIAL STATEMENTS

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

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

See Part I of this report. Pursuant to General Instruction E(3), reference is made to information contained under the heading "Election of Directors" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 31, 2000, which information is incorporated herein.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company who are not also directors of the Company are as follows:


      Name                            Age         Position
      ----                            ---         --------
      Robert J. Andrews               57          Vice President, Operations
      Robert V. Kling                 58          Chief Financial Officer


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


ITEM 10. EXECUTIVE COMPENSATION

Pursuant to General Instruction of E(3), reference is made to information contained under the heading "Executive Compensation" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 31, 2000, which information is incorporated herein.





ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

Pursuant to General Instruction E(3), reference is made to information contained under the heading "Voting Securities and Principal Holders" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 31, 2000, which information is incorporated herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction E(3), reference is made to information contained under the heading "Certain Transactions" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 31, 2000, which information is incorporated herein.






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

  10.8 Loan and security agreements by and between the Company and William S.Sadler, dated February 23, 2000 (incorporated by reference to exhibit 10.1 on Form 10-QSB for the quarter ended March 31, 2000.)


  10.9 1999 Employee Stock Incentive Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement filed October 28, 1999)

  10.10 1999 Non-employee Director Stock Option and Stock Grant Plan (incorporated by reference to Appendix B to the Company's definitive proxy statement filed October 28, 1999)

  23    Independent Auditors' Consent (filed herewith).

  27    Financial Data Schedule (filed herewith).


  (b)   REPORTS ON FORM 8-K

        No reports were filed on Form 8-K during the quarter ended June 30,
        2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DOTRONIX, INC.

Date:  September 27, 2000      By /s/ William S. Sadler
                                  ------------------------------------
                                   William S. Sadler, President

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE                           SIGNATURE

September 27, 2000             By  /s/  William S. Sadler
                                  ---------------------------------------
                                   William S. Sadler, President, Treasurer and
                                   Director

September 27, 2000             By  /s/    Robert V. Kling
                                 ----------------------------------------
                                   Robert V. Kling,  Chief Financial Officer


                               By  /s/
                                 ---------------------------
                                   Ray L. Bergeson, Director


September 27, 2000             By  /s/  Edward L. Zeman
                                 ---------------------------
                                   Edward L. Zeman, Director



September 27, 2000             By  /s/  L. Daniel Kuechenmeister
                                 ----------------------------------------
                                   L. Daniel Kuechenmeister, Director

DOTRONIX, INC.





Index to Financial Statements

Independent auditors' report..................................Page 16
Balance sheets................................................Page 17
Statements of operations......................................Page 18
Statements of stockholders' equity............................Page 19
Statements of cash flows......................................Page 20
Notes to financial statements.................................Page 21

INDEPENDENT AUDITORS' REPORT


BOARD OF DIRECTORS AND STOCKHOLDERS
DOTRONIX, INC.
NEW BRIGHTON, MINNESOTA

We have audited the accompanying balance sheets of Dotronix, Inc. (the Company) as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and 1999, and the results of its operations and cash flows for each of the three years in the period ended June 30, 2000, in conformity with auditing standards generally accepted in the United States of America.


/s/Deloitte & Touche LLP


September 27, 2000
Minneapolis, Minnesota

BALANCE SHEETS
DOTRONIX, INC.

JUNE 30, 2000 BALANCE SHEET


CURRENT ASSETS:                                                            June 30, 2000          June 30, 1999
                                                                          ---------------        ---------------
            Cash and cash equivalents                                        $     75,466           $    621,414
            Accounts receivable, less allowance for doubtful
                  accounts of $28,893 and $36,588 respectively                  1,261,012              1,352,065
            Inventories (Note A)                                                2,048,963              2,393,605
            Prepaid expenses                                                       47,359                 18,972
                                                                          ---------------        ---------------
                     TOTAL CURRENT ASSETS                                       3,432,800              4,386,056

PROPERTY, PLANT & EQUIPMENT (Notes A and B)                                     1,158,422              1,305,632

OTHER ASSETS:
           Excess of cost over fair value of net assets
                acquired, less amortization (Note A)                              485,984                557,982
           License agreement, less amortization (Note A)                           15,000                 25,000
           Other                                                                      400                  9,692
                                                                          ---------------        ---------------
                                                                             $  5,092,606           $  6,284,362
                                                                          ===============        ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
            Revolving loan from a related party (Note C)                     $    453,328           $    398,167
            Current maturities - capital lease obligations (Note C)                33,256                110,596
            Accounts payable                                                      725,404                664,106
            Salaries, wages and payroll taxes                                     214,264                178,569
            Current portion - deferred gain of sale of  building
                  to related party (Note H)                                        47,613                 47,613
            Other accrued liabilities                                             172,106                119,106
                                                                          ---------------        ---------------
                     TOTAL CURRENT LIABILITIES                                  1,645,971              1,518,157

CAPITAL LEASE OBLIGATIONS (Note C)                                                   --                   32,215

DEFERRED GAIN ON SALE OF BUILDING TO RELATED PARTY (Note H)                       372,968                420,581

COMMITMENTS AND CONTINGENCIES (Notes D, H, and I)                                    --                     --


STOCKHOLDERS' EQUITY  (Notes C and E):
           Common stock, $.05 par value 12,000,000
                shares authorized, 4,074,732 and 4,057,601
                shares issued and outstanding, respectively                       203,737                202,880
           Additional paid-in capital                                          10,883,778             10,812,928
           Unearned compensation                                                   (9,125)               (15,875)
           Accumulated deficit                                                 (8,004,723)            (6,686,524)
                                                                          ---------------        ---------------
                     TOTAL STOCKHOLDERS'  EQUITY                                3,073,667              4,313,409
                                                                          ---------------        ---------------
                                                                             $  5,092,606           $  6,284,362
                                                                          ===============        ===============

SEE NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF OPERATIONS
DOTRONIX, INC.

                                                                Year ended June 30
                                                          ------------------------------

                                               2000                   1999                    1998
                                         -----------------      ------------------      -----------------

REVENUES (Note G)                            $  7,354,703            $  7,670,428           $  9,257,942

COSTS AND EXPENSES:
      Cost of sales                             5,302,332               5,831,981              6,472,814
      Selling, general, and administrative      3,238,601               3,786,973              3,691,349
      Interest expense                            131,969                  91,173                120,258
                                         -----------------      ------------------      -----------------
                                                8,672,902               9,710,127             10,284,421
                                         -----------------      ------------------      -----------------
NET LOSS                                     $ (1,318,199)           $ (2,039,699)          $ (1,026,479)
                                         =================      ==================      =================

LOSS PER COMMON SHARE - BASIC
& DILUTED                                    $      (0.32)           $      (0.50)          $      (0.25)

AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC &
DILUTED                                         4,068,279               4,057,601              4,038,564


SEE NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF STOCKHOLDERS' EQUITY
DOTRONIX, INC.

                                  Common                   Additional
                                   Stock                     Paid-in       Unearned                    Accumulated
                                  Shares       Amount        Capital     Compensation      Deficit        Total
                                -----------------------------------------------------------------------------------
BALANCES AT
June 30, 1997                     4,040,335    $ 202,017   $ 10,797,043                  $ (3,620,346) $ 7,378,714

Common stock issued                   2,466          123          2,178                                      2,301

Common stock
repurchased                          (3,200)        (160)        (3,140)                                    (3,300)

Net loss                                                                                   (1,026,479)  (1,026,479)
                                -----------------------------------------------------------------------------------

BALANCES AT
June 30, 1998                     4,039,601      201,980     10,796,081                    (4,646,825)   6,351,236

Common stock issued                  28,000        1,400         25,975        (15,875)                     11,500

Common stock
repurchased                         (10,000)        (500)        (9,128)                                    (9,628)

Net loss                                                                                   (2,039,699)  (2,039,699)
                                -----------------------------------------------------------------------------------

BALANCES AT
June 30, 1999                     4,057,601      202,880     10,812,928        (15,875)    (6,686,524)   4,313,409

Common stock issued                  17,131          857         10,850                                     11,707

Warrants issued                                                  60,000                                     60,000

Amoritzation of unearned
compensation                                                                     6,750                       6,750

Net loss                                                                                   (1,318,199)  (1,318,199)
                                -----------------------------------------------------------------------------------

BALANCES AT
June 30, 2000                     4,074,732    $ 203,737   $ 10,883,778       $ (9,125)  $ (8,004,723) $ 3,073,667
                                ===================================================================================

SEE NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS
DOTRONIX, INC.

                                                                             Year Ended June 30
                                                               -----------------------------------------------
                                                                    2000            1999            1998
                                                               -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                            $ (1,318,199)    $ (2,039,699)  $ (1,026,479)
             Adjustment to reconcile net loss to net cash
             (used in) provided by operating activities:

               Depreciation and amortization                          281,744          246,388        236,222
               Gain on sale of property, plant, and equipment               -            3,399
               Provision for loss and accounts receivable                   -                -         59,991
               Stock compensation                                      11,707           11,500
               Change in assets and liabilities:
                  Accounts receivable                                  91,053         (210,220)       734,255
                  Inventories                                         344,642        1,511,132       (513,813)
                  Prepaid expenses                                     31,613           (3,648)        57,279
                  Other assets                                          9,292           21,510        (30,477)
                  Accounts payable and accrued liabilities            114,298          379,876       (379,676)
                  Salaries, wages and payroll taxes payable            35,695           17,060        (52,191)

              NET CASH (USED IN) PROVIDED BY
              OPERATING ACTIVITIES                                   (398,155)         (62,702)      (914,889)

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property, plant and equipment                (93,399)        (271,556)      (157,614)
            Proceeds for sale of property, plant & equipment                -          558,665
                                                               -----------------------------------------------

             NET CASH (USED IN) PROVIDED BY
             INVESTING ACTIVITIES                                     (93,399)         287,109       (157,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of common stock                          -                -          2,301
            Repurchase of common stock                                                  (9,628)        (3,300)
            Borrowings on revolving loan                            7,643,595        7,642,866      8,959,176
            Repayments on revolving loan                           (7,588,434)      (7,498,963)   (10,177,775)
            Payments of capital lease obligations                    (109,555)         (27,846)
                                                               -----------------------------------------------

             NET CASH (USED IN)  PROVIDED BY
             FINANCING ACTIVITIES                                     (54,394)         106,429     (1,219,598)
                                                               -----------------------------------------------

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                                                     (545,948)         330,836     (2,292,101)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR                                                  621,414          290,578      2,582,679
                                                               -----------------------------------------------

CASH AND CASH EQUIVALENTS
AT END OF YEAR                                                   $     75,466     $    621,414   $    290,578
                                                               ===============================================


SEE NOTES TO FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS
DOTRONIX, INC.

YEARS ENDED JUNE 30, 2000, 1999 AND 1998.

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

Although the Company has developed standardized CRT displays in order to provide cost-effective products, it is intent on providing turn-key solutions to electronic display problems in a wide variety of industries. Two new computer based systems using interactive touch panel display technology are being marketed for use in point of purchase display systems in major retail stores, and multilingual way finding display systems for use in airports and large commercial buildings, including office buildings and hotels. To date efforts to market these products have not produced material revenues.

MANAGEMENT PLANS:
The Company has experienced revenue declines in each of the last three years and has incurred net loses of $1.32 million, $2.04 million and $1.03 million in fiscal 2000, 1999 and 1998 respectively. In addition, the Company has used approximately $398,000, $63,000, and $914,000 of cash in operations in 2000, 1999, and 1998 respectively. As a result, the Company has been unable to obtain traditional financing arrangements and in September 1999 the Company's president and a major stockholder entered into an agreement to provide up to $1,000,000 of secured financing to the Company in the form of cash loans, or a guarantee of Company borrowings.

In September 2000 the Company's president and major stockholder agreed to extend the loan agreement to February 28, 2002, and to increase the loan limit to $1,250,000 in secured financing.

During fiscal 2000 the Company reduced its staff by approximately 42%, and continues to evaluate strategies for further decreasing its expense structure to a level more nearly commensurate with its current revenue. In addition management continues to evaluate various alternatives to expand its product offerings to new and existing customers. There is no assurance that the Company will be successful in executing these strategies.

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

INVENTORIES:
Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories consist of the following at June 30:

                                       2000              1999
                                       ----              ----
      Raw materials               $    1,255,966    $     1,780,861
      Work-in-process                    515,948            424,463
      Finished goods                     277,049            188,281
                                  --------------    ---------------
          Total inventory         $    2,048,963    $     2,393,605
                                  ==============    ===============


PROPERTY, PLANT AND EQUIPMENT:
Depreciation is provided using the straight-line method over estimated useful lives of twenty five years for buildings, five years for laboratory equipment, office furniture and fixtures and three years for transportation equipment. Data processing hardware and software is being depreciated over two to five years. Building improvements are depreciated over the remaining useful life of the building at the time of the improvement.

INTANGIBLE ASSETS:
Goodwill, related to the acquisition of a subsidiary which was merged into Dotronix, Inc., is amortized using the straight-line method over a 20-year period. Accumulated amortization against this asset was $954,000 and $882,000 at June 30, 2000 and 1999, respectively.

In fiscal year 1997 the Company acquired license rights to a new product, for a period of five years, at a cost of $50,000. This license is being amortized on a straight-line basis over the 5-year license period. Accumulated amortization against this asset was $35,000 and $25,000 at June 30, 2000 and 1999, respectively.

RECOGNITION OF REVENUE:
The Company recognizes revenue upon shipment of products to the customer.

RESEARCH AND DEVELOPMENT:
Selling, general and administrative expenses include research and development costs of approximately of $247,000, $518,000, and $399,000 for the years ended June 30, 2000, 1999, and 1998, respectively.

EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive.

Because of the net loss in fiscal 2000, 1999 and 1998, all stock options have an antidilutive effect and have been excluded from EPS calculations. The number of shares of stock excluded from the EPS calculations for stock options was 124,992 shares, 167,112 shares, and 167,943 shares for the years ended June 30, 2000, 1999, and 1998, respectively. The number of shares of stock excluded from EPS calculations under warrants granted in the year ended June 30, 2000 were 142,703 shares.

ACCOUNTING ESTIMATES:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2000 the Company adopted Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 an amendment of SFAS No.133. These statements did not have a material impact on the Company's results of operations, financial position or cash flows.

B.       PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:

                                                         June 30
                                            ---------------------------------
                                                 2000              1999
                                                 ----              ----
     Land                                   $      175,000    $       175,000
     Building and building improvements          1,050,501          1,050,501
     Machinery and laboratory equipment          3,399,599          3,380,489
     Office furniture and fixtures                 819,195            784,451
     Data processing equipment                   1,410,008          1,370,463
     Transportation equipment                       38,060             38,060
                                            --------------    ---------------
                                                 6,892,363          6,798,964
     Less: accumulated depreciation and
     amortization                                5,733,941          5,493,332
                                            --------------    ---------------
                                            $    1,158,422    $     1,305,632
                                            ==============    ===============


C.       FINANCING ARRANGEMENTS AND CAPITAL OBLIGATIONS

FINANCING ARRANGEMENTS:

On February 23, 2000, the Company entered into a revolving credit facility with its president and major stockholder, and in September 2000 the Company's president and major stockholder agreed to extend the loan agreement to February 28, 2002, and to increase the loan limit to $1,250,000 in secured financing. The revolving credit facility contains various restrictive covenants including a minimum tangible net worth balance of $2.0 million. As of September 27, 2000 the Company had $832,317 available under the agreed to extension of the revolving credit facility.


Interest on outstanding borrowings under the revolving credit facility is accrued at the U.S. Prime interest rate plus 3%. Additionally, the Company is required to issue warrants on the Company's stock to the president and major shareholder for incremental increases in the outstanding borrowings balance. One warrant is issued for every $4 in incremental borrowings made by the Company. All warrants issued expire in 4 years and have an exercise price equal to the fair market value of the Company's stock at the date of grant. Once repayments on the facility have been made, additional warrants are issued for incremental borrowings on the facility only to the extent that the new outstanding borrowings balance exceeds the previous high outstanding borrowings balance. The Company recognizes interest expense for the cost of the warrants, which is measured based on the fair value of the warrants at the date of grant, consistent with the provisions of SFAS 123, "Accounting for Stock Based Compensation." The fair value of all warrants granted were estimated on the date of grant using the Black-Scholes pricing model based on the following assumptions:

 Dividend yield                                                None

 Risk free interest rate                                       6.54%
 Expected life                                               4 years
 Expected volatility                                            109%
 Fair value of warrants issued                               $60,000

There were a total of 142,703 warrants issued in 2000 with a weighted average exercise price of $0.56. The weighted average remaining life on the warrants was
3.69 years at June 30, 2000. The Company recorded interest expense for the year ended June 30, 2000 of approximately $20,000 related to the warrants.

On November 13, 1997, the Company entered into a working capital loan and security agreement (the Credit Agreement) with Coast Business Credit (Coast). The original Credit Facility covered a period of three years with the following provisions:

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

The outstanding balance on the Credit Agreement at June 30, 1999 was $398,167. On February 23, 2000, the Company terminated the Credit Agreement with Coast and replaced it with the $1.0 million revolving loan facility with its president and major stockholder that expires on February 28, 2001.

CAPITAL LEASE OBLIGATIONS:

During 1999 the Company entered into a capital lease obligation for computer hardware equipment. The lease obligation has an interest rate of 9 3/4% and expires in January 2001. The net book value of equipment under the capital lease obligation was $106,660 and $170,657 at June 30, 2000 and 1999, respectively. Payments due under capital leases at June 30, 2000 are as follows:

                  Fiscal 2001                                  $    34,571

                  Less: interest                                     1,315
                                                               -----------
                                                               $    33,256
                                                               ===========

D.       COMMITMENTS AND CONTINGENCIES

Warehouse facilities, office equipment, computer equipment and vehicles are leased under noncancelable operating leases. Minimum future obligations on these operating leases at June 30, 2000 (Note H) as follows:

                  Year ending June 30:

                    2001                                       $   157,000
                    2002                                           147,000
                    2003                                           123,000
                    2004                                            78,000
                    2005                                            78,000
                    2006, thereafter                               283,000
                                                               -----------
                                                               $   866,000
                                                               ===========

Total operating lease and rent expense for the Company for the years ended June 30, 2000, 1999, and 1998 was $200,000, $158,000 and $156,000, respectively.


The Amended and Restated Employment Agreement with the president and major shareholder, dated July 1, 1998, provides for a base compensation of $15,000 per month. In addition, subject to the Company's pretax earnings levels, a minimum bonus of $150,000 each fiscal year is to be paid in cash. No bonuses were incurred or expensed in fiscal years 1998, 1999 and 2000 because of losses incurred.

E.       STOCKHOLDERS' EQUITY

The Company has an incentive stock option plan for employees for the granting of options to purchase up to 500,000 shares of the Company's common stock. The options generally vest ratably over six months and expire in ten years. All options are granted at the closing market price on the date of grant. No options were granted in 2000, 1999, or 1998; 32,492 options are outstanding at June 30, 2000.

The Company also has a Non-employee Director Stock Option Plan for the granting of options to non-employee Directors to purchase up to 100,000 shares of the Company's common stock. Each non-employee director is automatically granted, on the first business day following the Company's annual meeting, an option to purchase 2,500 shares of common stock. New directors receive an initial option grant following the first board meeting at which such director is elected of an option to purchase 5,000 shares of common stock. The options vest six months from grant date and expire in ten years. All options are granted at the closing over market price on the date of grant. 10,000 options were granted each year in 2000, 1999, and 1998. 92,500 options are outstanding at June 30, 2000.

In addition, each non-employee director is automatically granted, on the first business day following the Company's annual meeting, 500 shares of common stock. Compensation expense of $1,000, $2,438 and $1,938 was recorded related to these grants in 2000, 1999, and 1998, respectively.

A summary of the status of the Company's stock options is presented below:

                                                             Years Ended June 30
                          ----------------------------------------------------------------------------------
                                    2000                        1999                         1998
                                    ----                        ----                         ----
                                         Wgtd Avg                    Wgtd Avg                      Wgtd Avg
                            Shares      Exer Price      Shares       Exer Price     Shares        Exer Price
                          ----------------------------------------------------------------------------------
Outstanding at
    beginning of year      167,112        $1.66         167,943         $1.66       172,010          $1.66
    Granted                 10,000         0.23          10,000          1.00        10,000           0.97
    Exercised                    0         0.00               0          0.00          (466)          0.78
    Canceled               (52,120)        1.96         (10,831)         1.69       (13,601)          1.06
                          -----------                 -----------                 ------------
Outstanding at end of
    year                   124,992         1.41         167,112          1.66       167,943           1.70
                          ===========   ==========    ===========    =========    ============    ==========

Options exercisable at
    year end               124,992         1.41         167,112          1.66       141,723           1.57
                          ===========   ==========    ===========    =========    ============    ==========

The Company has elected to continue following the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," the Company's 2000, 1999, and 1998 net loss and loss per share would have been changed to the pro forma amounts indicated below:

                                           2000               1999             1998
                                           ----               ----             ----
Net loss:
    As reported                       $ (1,318,199)      $ (2,039,699)     $ (1,026,479)
    Pro forma                           (1,320,362)        (2,047,331)       (1,030,641)
Earnings per basic and diluted
     share:
    As reported                       $       (.32)      $       (.50)     $       (.25)
    Pro forma                                 (.32)              (.50)             (.26)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results.

                                           2000               1999             1998
                                           ----               ----             ----
Dividend yield                             None               None             None
Risk free interest rate                   6.75%                 5%               5%
Expected life                          10 years           10 years         10 years
Expected volatility                        109%                65%              65%
Expected fair value of options on
  grant date                          $   2,163          $   3,733         $  4,162


The following table summarizes information about stock options outstanding at June 30, 2000:


                 Options Outstanding                                  Options Exercisable
                 ------------------                                   -------------------
    Number             Remaining           Exercise                  Number            Exercise
 Outstanding       Contractual Life          Price                Exercisable           Price
---------------- --------------------- ------------------    --------------------- -----------------
         10,000             9.5 years       $   0.23                       10,000       $   0.23
          9,368             3.0 years           0.78                        9,368           0.78
         10,000             7.4 years           0.97                       10,000           0.97
         10,000             8.4 years           1.00                       10,000           1.00
          4,268             1.0 years           1.19                        4,268           1.19
          7,500             3.4 years           1.25                        7,500           1.25
          1,000             5.2 years           1.25                        1,000           1.25
         12,500             4.4 years           1.31                       12,500           1.31
          7,500             2.5 years           1.56                        7,500           1.56
         15,000             1.5 years           1.63                       15,000           1.63
         10,000             6.4 years           1.64                       10,000           1.64
         10,000             5.4 years           2.13                       10,000           2.13
         17,856             5.0 years           2.31                       17,856           2.31
---------------- --------------------- ------------------    --------------------- -----------------
        124,992             5.0 years       $   1.41                      124,992       $   1.41
================ ===================== ==================    ===================== =================

In 2000 and 1999, certain employees of the Company agreed to a decrease in salary for an equal value of the Company's common stock. At June 30, 2000 and 1999, the Company had accrued $47,459 (137,006 shares) and $4,936 (7,264 shares), respectively, for this commitment.

In 1999, the Company entered into employment agreements with three employees whereby 26,000 shares of restricted stock were granted. One third of the stock vests on each of the employees' first three anniversary dates. In 1999 10,000 shares vested and 7,000 shares vested in 2000. Of the remaining 9,000 shares, 7,000 shares and 2,000 shares are scheduled to vest in 2001 and 2002, respectively. Compensation expense of $6,750 and $11,500 was recognized in 2000 and 1999, respectively. The Company has accrued unearned compensation of $9,125 at June 30, 2000 and $15,875 at June 30, 1999 related to these agreements.

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

A reconciliation of the Company's income tax provision that would be provided based on a statutory federal income tax rate of 35% to the Company's effective rate is as follows:

                                                           Year Ended June 30
                                          --------------------------------------------------
                                                2000              1999              1998
                                                ----              ----              ----
Computed tax (benefit) provision at
   Federal tax rate                       $      (451,000)   $    (686,000)    $    (359,000)
Change in valuation allowance                     390,000          639,000           322,000
Permanent differences                              31,000           32,000            29,000
Graduated tax benefit                              13,000           20,000            10,000
Other                                              17,000           (5,000)           (2,000)
                                          ---------------    -------------     --------------
Provision (benefit)                       $             0    $           0     $           0
                                          ===============    =============     =============

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry-forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:


                                                               June 30, 2000
                                          --------------------------------------------------
                                               Assets           Liabilities          Total
                                               ------           -----------          -----

Net operating loss carryforward           $     1,616,000                      $   1,616,000
Inventory                                         523,000                            523,000
Tax credit carryforward                            93,000                             93,000
Sales leaseback gain                              143,000                            143,000
Accrued liabilities                                68,000                             68,000
Other                                              36,000                             36,000
Valuation allowance                            (2,479,000)                        (2,479,000)
                                          ---------------    -------------     -------------
                                          $             0    $       0         $           0
                                          ===============    =============     =============



                                                               June 30, 1999
                                          --------------------------------------------------
                                               Assets           Liabilities          Total
                                               ------           -----------          -----

Net operating loss carryforward           $     1,309,000                      $   1,309,000
Inventory                                         461,000                            461,000
Tax credit carryforward                            93,000                             93,000
Sales leaseback gain                              159,000                            159,000
Accrued liabilities                                64,000                             64,000
Other                                               3,000                              3,000
Valuation allowance                            (2,089,000)                        (2,089,000)
                                          ---------------    -------------     -------------
                                          $             0    $           0     $           0
                                          ===============    =============     =============


At June 30, 2000, the Company has federal income tax net operating loss carryforwards of approximately $4,850,000 which will expire in 2009 through 2020 and for Minnesota income tax net operating loss carryforwards of $1,380,000 which will expire in 2004 through 2015. Future utilization of loss carryforwards could be limited under Internal Revenue Code Section 382 if there are significant changes in ownership. The Company also has general business tax credit carryforwards of approximately $93,000 which will expire from fiscal 2002 through 2006.




G.       SEGMENT, GEOGRAPHIC INFORMATION AND CONCENTRATIONS OF CREDIT RISK

The Company operates in one business segment producing cathode ray tube based monitors and displays. Net sales located in geographic regions are summarized as follows:

                                                 2000              1999             1998
                                                 ----              ----             ----

United States                             $     6,900,490    $   7,335,428     $   8,516,942
Foreign                                           454,213          335,000           741,000
                                          ---------------    -------------     -------------
                                          $     7,354,703    $   7,670,428     $   9,257,942
                                          ===============    =============     =============

The Company does not have assets outside of the United States.

Three separate customers have accounted for 10% or more of revenues during one or more of the last three fiscal years. Their respective percentages of revenue by fiscal year are as follows:

                                      2000              1999              1998
                                      ----------------------------------------
         Customer A                   17%                7%                9%
         Customer B                    5%               10%                0%
         Customer C                    4%                8%               12%

At June 30, 2000, four different customers represented 36% of accounts receivable. At June 30, 1999, Customer B represented 43% of the accounts receivable.

The Company is susceptible to various risks due to the nature of its business, including customer-requested delays in shipments or cancellation of certain orders.

H.       RELATED-PARTY TRANSACTIONS

During 1999 the Company sold its headquarters in New Brighton, Minnesota to the President and Major Stockholder of the Company for the net proceeds of $559,000 which resulted in a net gain of $476,000. The gain was deferred and is being amortized over the life of the lease. Simultaneously with the closing of the sale, the Company entered into an operating lease with the president and major stockholder whereby the Company will occupy the building through April 2009. Rental payments are $6,100 per month through April 2004. From May 2004 to April 2009 rent is $2,500 per month plus an additional amount equal to the monthly payments of principal and interest on a 15-year loan (at June 30, 2000 a rate of 7.9%) for $456,000 (the Additional Rent), obtained by the president and major stockholder of the Company, with total monthly payments not to be less than $6,100. The lease agreement has two five-year options with rental payments of $3,000 plus the Additional Rent and $3,500 plus the Additional Rent, respectively. In addition to the rental amounts described above, the Company is responsible for all other costs, fees, expenses and other charges which may arise.

The Company also leases manufacturing and warehousing facilities from companies that are owned by the president and major stockholder of the Company. During the years ended June 30, 2000, 1999 and 1998, the Company incurred approximately $143,000, $98,000 and $82,000 respectively for rental of these manufacturing and warehousing facilities.

Operating commitments as of June 30, 2000 (Note D) include $810,000 of obligations to the president and major stockholder of the Company.


The Company has a patent license agreement with an employee of the Company to manufacture and sell an automobile accessory product that had been developed and patented by the employee. Under the terms of the license agreement, a payment of $50,000 was made to the employee for exclusive rights to the product. In addition, the Company is obligated to make additional royalty payments of 4% of product sales over the term of the agreement. In fiscal 2000, 1999 and 1998 royalty expense of $194, $1,100 and $32,000, respectively, was incurred under the terms of this agreement. If certain minimum levels of royalty payments are not made, the agreement will automatically terminate.

I.       RETIREMENT PLANS

The Company has a 401(k) retirement plan for all employees who elect to participate once certain eligibility requirements are met. Each eligible employee may elect to defer

1% to 15% of his or her compensation. The Company may contribute an amount on behalf of each participant equal to a percentage of each participant's compensation or an amount as determined each year by the Board of Directors. Contributions to the plan by the Company were approximately $33,000, $42,000 and $45,000 for the years ended June 30, 2000, 1999, and 1998, respectively.

J.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow activities are as follows:

                                                                June 30
                                                 ---------------------------------------
                                                     2000          1999           1998
                                                     ----          ----           ----
Cash paid during the year for:
   Interest                                      $ 111,969      $  72,000     $  120,000
   Income taxes                                      1,966          1,000          1,000
Noncash investment and financing activities:
   Equipment acquired by capital lease                            170,657
   Stock issued to employees per
     employment agreements                                         24,937
   Stock issued to directors                         1,000          2,438          1,938


                                            DOTRONIX, INC.
EXHIBIT INDEX

ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED JUNE 30, 2000

Exhibit  Description                                          Page in
Number   -----------                                          Form
-------                                                       -------

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

10.5 Loan and Security Agreement by and between the Company and Coast Business Credit, a division of Southern Pacific Bank. Dated as of November 13, 1997 (incorporated by reference to exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998).

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

10.8 Loan and security agreements by and between the Company and William S. Sadler, dated February 23, 2000 (incorporated by reference to exhibit 10.1 on Form 10-QSB for the quarter ended March 31, 2000.)

10.9 1999 Employee Stock Incentive Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement filed October 28, 1999)

10.10 1999 Non-employee Director Stock Option and Stock Grant Plan (incorporated by reference to Appendix B to the Company's definitive proxy statement filed October 28, 1999)

23       Independent Auditors' Consent (filed herewith).

27       Financial Data Schedule (filed herewith).