Form 10QSB
period 2000-09-30
DOTRONIX INC
filed 2000-11-13
CIK 351809

                                                                  CONFORMED COPY


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

       For the Quarter Ended September 30, 2000 Commission File No. 0-9996
                                                                    ------



                                 DOTRONIX, INC.
             (Exact name of registrant as specified in its charter)

                                    MINNESOTA
                              --------------------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   41-1387074
                                   ----------
                                (I.R.S. Employer
                               Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.



                               YES |X|      NO| |

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                      CLASS
                          ---------------------------
                            Common stock, par value
                                 $ .05 per share

                         OUTSTANDING AT NOVEMBER 8, 2000
                        ---------------------------------
                                4,165,041 shares

                                 DOTRONIX, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                  Page(s)
                                                                                                -------


            Item 1.  Financial Statements (Unaudited)


                     Balance Sheets                                                                3

                     Statements of Operations                                                      4

                     Statements of Cash Flows                                                      5

                     Notes to Financial Statements                                                 6


            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                                                  7-8


PART II - OTHER INFORMATION

            Item 1.  Exhibits and Reports on Form 8-K                                              8


EXHIBIT 27 -            Financial Data Schedule                                                    9


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
DOTRONIX, INC.
(UNAUDITED)

                                                               SEPTEMBER 30          JUNE 30
                                                                   2000                2000
                                                               ------------        ------------
ASSETS
Cash and cash equivalents                                      $    174,316        $     75,466
Accounts receivable, less allowance
for doubtful accounts of $28,893 at both dates                    1,369,290           1,261,012

Inventories:
    Raw materials                                                 1,380,476           1,255,966
    Work-in-process                                                 579,358             515,948
    Finished goods                                                  217,087             277,049
                                                               ------------        ------------
          Total inventories                                       2,176,921           2,048,963
Prepaid expenses                                                     65,512              47,359
                                                               ------------        ------------
Total current assets                                              3,786,039           3,432,800

PROPERTY, PLANT & EQUIPMENT
at cost net of accumulated depreciation
of $5,800,757 and $5,733,941  respectively                        1,099,701           1,158,422

OTHER ASSETS:
Excess of cost over fair value of net assets acquired,
less amortization of $971,969 and $953,970, respectively            467,985             485,984
License agreement, less amortization                                 11,250              15,000
Other                                                                   400                 400
                                                               ------------        ------------
TOTAL ASSETS                                                   $  5,365,375        $  5,092,606
                                                               ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving loans                                                $    376,253        $    453,328
Current maturities-capital lease obligations                         19,160              33,256
Accounts payable                                                  1,070,236             725,404
Salaries, wages and payroll taxes                                   173,290             214,264
Current portion-deferred gain on sale of building                    47,613              47,613
Other accrued liabilities                                           119,168             172,106
                                                               ------------        ------------
Total current liabilities                                         1,805,720           1,645,971

DEFERRED GAIN ON SALE OF BUILDING                                   361,065             372,968

STOCKHOLDERS' EQUITY:
Common stock, $.05 par value                                        203,737             203,737
Additional paid-in capital                                       10,883,778          10,883,778
Unearned compensation                                                (4,750)             (9,125)
Accumulated deficit                                              (7,884,175)         (8,004,723)
                                                               ------------        ------------
Total stockholders' equity                                        3,198,590           3,073,667
                                                               ------------        ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                           $  5,365,375        $  5,092,606
                                                               ============        ============


                        See notes to financial statements

STATEMENTS OF OPERATIONS
DOTRONIX, INC.
(UNAUDITED)

                                            THREE MONTHS ENDED,
                                               SEPTEMBER 30
                                       --------------------------
                                          2000             1999


REVENUES                               $2,049,997       $2,569,143

OPERATING EXPENSES:
      Cost of sales                     1,250,008        1,701,845

      Selling, general and
      administrative                      648,866          821,918

      Interest                             30,575           28,459
                                       ----------       ----------

Net income                             $  120,548       $   16,921
                                       ==========       ==========


Basic and diluted income
per common share
(Note B)                               $     0.03       $     0.00

Average number of common
  shares outstanding - basic and
  diluted                               4,074,732        4,057,601


                        See notes to financial statements

STATEMENTS OF CASH FLOWS
DOTRONIX, INC
(UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                     ---------------------------
                                                                        2000             1999
                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

             Net earnings                                            $   120,548      $    16,921
             Adjustment to reconcile net income to net cash
             provided by operating activities:
              Depreciation and amortization                               88,565           58,883
               Amortization of deferred gain on sale of building         (11,903)         (11,903)
              Change in assets and liabilities:
                     Accounts receivable                                (108,278)        (558,899)
                     Inventories                                        (127,958)          35,892
                     Prepaid expenses                                    (18,153)         (90,222)
                     Other assets                                              -            1,495
                     Accounts payable and accrued liabilities            349,207           11,630
                     Salaries, wages and payroll taxes payable           (93,912)         (56,348)

                                                                     -----------      -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      198,116         (592,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of property, plant and equipment                    (8,095)         (47,226)
                                                                     -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                                     (8,095)         (47,226)


CASH FLOWS FROM FINANCING ACTIVITIES:
             Borrowings on revolving loan                              1,950,000        2,395,890
             Repayments on revolving loan                             (2,027,075)      (2,009,562)
             Payments of capital lease obligations                       (14,096)         (57,223)

                                                                     -----------      -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (91,171)         329,105
                                                                     -----------      -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                    98,850         (310,672)


CASH AND CASH EQUIVALENTS AT
  BEGINNING OF THE PERIOD                                                 75,466          621,414
                                                                     -----------      ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                       $   174,316      $   310,742
                                                                     ===========      ===========


                        See notes to financial statements

                                 DOTRONIX, INC.
                          NOTES TO FINANCIAL STATEMENTS


A. Basis of Presentation

The balance sheet as of September 30, 2000, the statements of operations for the three month periods ended September 30, 2000 and 1999 and the statements of cash flows for the three month periods ended September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for the three months periods ended September 30, 2000 and 1999 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 2000.

B. Earnings per share

The following table reflects the calculation of basic and diluted earnings per share.

                                                   THREE MONTHS          THREE MONTHS
                                                ------------------------------------------

                                                 September 30 (1)       September 30 (1)
                                                       2000                  1999
                                                ------------------------------------------
EARNINGS PER SHARE - BASIC AND DILUTED

Net income                                          $  120,548            $   16,921
Weighted average shares outstanding                  4,074,732             4,057,601
Net income per share - basic and diluted            $     0.03            $     0.00
                                                 =============         =============


(1) The effect of all stock options have been excluded from the calculation of earnings per share for the three months ended September 30, 2000 and 1999, as the average trading price of the Company's common stock during the period was less than the exercise price of the stock options.

C. Revolving Line of Credit

On February 23, 2000, the Company entered into a revolving credit facility with its president and major stockholder, and in September 2000 the Company's president and major stockholder agreed to extend the loan agreement to February 28, 2002, and to increase the loan limit to $1,250,000 in secured financing. Loan availability is subject to a borrowing limit equal to 80% of eligible receivables. The revolving credit facility contains various restrictive covenants including a minimum tangible net worth balance of $2.0 million. As of November 8, 2000 the Company had $485,000 available under the agreement to extend the revolving credit facility. Interest on outstanding borrowings under the revolving credit facility is accrued at the Wells Fargo Bank prime interest rate plus 3%. Additionally, the Company is required to issue warrants on the Company's stock to the president and major shareholder for incremental increases in the outstanding borrowings balance. One warrant is issued for every $4 in incremental borrowings made by the Company. All warrants issued expire in 4 years and have an exercise price equal to the fair market value of the Company's stock at the date of grant. Once repayments on the facility have been made, additional warrants are issued for incremental borrowings on the facility only to the extent that the new outstanding borrowings balance exceeds the previous high outstanding borrowings balance. The Company recorded interest expense of $15,000 for the three months ended September 30, 2000 related to the warrants.

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue decreased by $519,000 or 20% for the three months ended September 30, 2000 compared to the prior year. The decrease was attributable to a one time order of approximately $700,000 shipped in August and September of 1999.

Gross margin percentage for the quarter ended September 30, 2000 was 39% compared to 33% for the same quarter ended in fiscal 1999. A change in marketing strategy, discussed below, created a substantial increase in the average size of orders for mature products which resulted in improved margins.

Selling, general, and administrative expenses decreased $173,000 or 21% in the quarter ended September 30, 2000, when compared to the prior year. The decrease was due to reductions in personnel and a Company wide cost reduction program.

Interest expense increased $2,000, or 7% during the three month period ended September 30, 2000 compared to the same period of the prior year. Increased average borrowings and a higher average interest rate caused the increase in interest expense.

Over the past several years the Company has seen a decline in sales and a decline in unit order size for several of its mature products. In March 2000 the Company informed several of its customers of its unwillingness to accept low volume orders and its intention to discontinue maintenance of manufacturing capacity for several products if order unit size did not increase. The result of the customer notification has been an increase in sales for mature products in the medium six figure range. The increase in sales resulting from the customer notification will most likely diminish in the near future.

LIQUIDITY AND CAPITAL RESOURCES

On February 23, 2000, the Company entered into a revolving credit facility with its president and major stockholder, and in September 2000 the Company's president and major stockholder agreed to extend the loan agreement to February 28, 2002, and to increase the loan limit to $1,250,000 in secured financing. Loan availability is subject to a borrowing limit equal to 80% of eligible receivables. The revolving credit facility contains various restrictive covenants including a minimum tangible net worth balance of $2.0 million. As of November 8, 2000 the Company had $485,000 available under the agreement to extend the revolving credit facility. Interest on outstanding borrowings under the revolving credit facility is accrued at the Wells Fargo Bank prime interest rate plus 3%.

Company management believes that the cash and cash equivalents on hand at November 8, 2000 and future amounts available under the aforementioned credit agreement should be adequate to meet cash requirements.

During the three months ended September 30, 2000, cash flow from operations was $198,000. Purchases of property, plant and equipment consumed $8,000 of cash. Payment of capital lease obligations consumed $14,000 of cash. Decreased borrowings on the working capital loan used $77,000 of Company cash. The overall result was an increase in cash of $99,000.

COMMON STOCK LISTING

The Company's Common Stock previously was quoted on the NASDAQ Stock Market under the symbol "DOTX". Effective August 4, 1999 the Company's Common Stock transferred to the OTC Bulletin Board.

In June 1999, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. The Company adopted this accounting standard effective July 1, 2000. There was no impact on the financial statements.

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

Date:  November 8, 2000                        Dotronix, Inc.

                                               By  /s/ WILLIAM S. SADLER
                                                   --------------------------

                                                      William S. Sadler
                                                      President
                                                      (Principal Executive
                                                      Officer)


                                                By  /s/ ROBERT V. KLING
                                                   ------------------------
                                                      Robert V. Kling
                                                      Chief Financial Officer
                                                      (Principal Financial
                                                      and accounting Officer)