Form 10QSB
period 2000-12-31
DOTRONIX INC
filed 2001-02-13
CIK 351809

                                                                 CONFORMED COPY


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

  For the Quarter Ended December 31, 2000       Commission File No. 0-9996
                                                                    ------



                                 DOTRONIX, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                        Minnesota                          41-1387074
                     --------------                        ----------
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



                                 YES X    NO
                                    ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                  Outstanding At February 12, 2001
-----------------------------                  ----------------------------------
Common stock, par value                                  4,165,041 shares
  $ .05 per share

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

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
DOTRONIX, INC.
(UNAUDITED)

                                                                December 31            June 30
ASSETS                                                             2000                 2000
                                                               ------------       --------------
Cash and cash equivalents                                      $    312,615        $     75,466
Accounts receivable, less allowance
for doubtful accounts of $28,893 at both dates                    1,266,452           1,261,012

Inventories:
    Raw materials                                                 1,358,270           1,255,966
    Work-in-process                                                 453,895             515,948
    Finished goods                                                  253,705             277,049
                                                               ------------        ------------
          Total inventories                                       2,065,870           2,048,963
Prepaid expenses                                                     73,314              47,359
                                                               ------------        ------------
Total current assets                                              3,718,251           3,432,800

PROPERTY, PLANT & EQUIPMENT
at cost net of accumulated depreciation
of $5,868,016 and $5,733,941  respectively                        1,038,368           1,158,422

OTHER ASSETS:
Excess of cost over fair value of net assets acquired,
less amortization of $917,971 and $881,972, respectively            449,985             485,984
License agreement, net                                                7,500              15,000
Other                                                                   400                 400
                                                               ------------        ------------
TOTAL ASSETS                                                   $  5,214,504        $  5,092,606
                                                               ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving loans                                                $    568,480         $   453,328
Current maturities-capital lease obligations                          4,807              33,256
Accounts payable                                                    743,657             725,404
Salaries, wages and payroll taxes                                   167,505             214,264
Current portion-deferred gain on sale of building                    47,613              47,613
Other accrued liabilities                                            60,428             172,106
                                                               ------------        ------------
Total current liabilities                                         1,592,490           1,645,971

DEFERRED GAIN ON SALE OF BUILDING                                   349,162             372,968

STOCKHOLDERS' EQUITY:
Common stock, $.05 par value                                        208,252             203,737
Additional paid-in capital                                       10,913,426          10,883,778
Unearned compensation                                                (4,750)             (9,125)
Accumulated deficit                                              (7,844,076)         (8,004,723)
                                                               ------------        ------------
Total stockholders' equity                                        3,272,852           3,073,667
                                                               ------------        ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                           $  5,214,504        $  5,092,606
                                                               ============        ============

                        See notes to financial statements

STATEMENTS OF OPERATIONS
DOTRONIX, INC.
(UNAUDITED)

                                              Three months ended,                    Six months ended,
                                                 December 31                            December 31

                                              2000              1999               2000              1999
                                          -----------       ------------       -------------     ------------
REVENUES                                  $ 1,947,437       $ 1,782,896        $ 3,997,434       $ 4,351,844

OPERATING EXPENSES:
      Cost of Sales                         1,364,714         1,416,496          2,614,722         3,246,303

      Selling, general
      and administrative                      507,589           847,608          1,156,455         1,541,369

      Interest                                 35,035            37,895             65,610            66,354
                                          -----------       -----------        -----------       -----------

Net income (loss)                         $    40,099       $  (519,103)       $   160,647       $  (502,182)
                                          ===========       ===========        ===========       ===========


Basic and diluted net income (loss)
per common share
(Note B)                                  $      0.01       $     (0.13)       $      0.04       $     (0.12)

Average number of common
  shares outstanding                        4,149,335         4,069,886          4,112,034         4,063,744


                       See notes to financial statements.

STATEMENTS OF CASH FLOWS
DOTRONIX, INC
(UNAUDITED)

                                                                                Six months ended
                                                                                   December 31
                                                                        ---------------------------------
                                                                            2000               1999
                                                                        --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net earnings (loss)                                               $    160,647       $   (502,182)
       Adjustment to reconcile net earnings (loss) to net cash
       provided by (used in) operating activities:
        Writedown for inventory obsolescence                                   90,582             70,000
        Depreciation and amortization                                         177,574            146,596
        Stock compensation                                                     38,538             29,485
        Amortization of deferred gain on sale of building                     (23,806)           (23,806)
        Change in assets and liabilities:
               Accounts receivable                                             (5,440)           200,209
               Inventories                                                   (107,489)            37,726
               Prepaid expenses                                               (25,955)           (54,035)
               Other assets                                                         -              2,988
               Accounts payable and accrued liabilities                      (140,184)          (100,989)

                                                                        --------------     --------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           164,467           (194,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment                              (14,021)           (50,452)
                                                                        --------------     --------------

NET CASH USED IN INVESTING ACTIVITIES                                         (14,021)           (50,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings on revolving loan                                         3,959,000          4,589,436
       Repayments on revolving loan                                        (3,843,848)        (4,585,681)
       Payments of capital lease obligations                                  (28,449)           (76,762)

                                                                        --------------     --------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            86,703            (73,007)
                                                                        --------------     --------------

NET INCREASE (DECREASE)  IN CASH
  AND CASH EQUIVALENTS                                                        237,149           (317,467)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF THE PERIOD                                                      75,466            621,414
                                                                        --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                           $    312,615       $    303,947
                                                                        ==============     ==============

                           See notes to financial statements.

                                 DOTRONIX, INC.
                          NOTES TO FINANCIAL STATEMENTS


A.       Basis of Presentation

The balance sheet as of December 31, 2000, the statements of operations for the three and six month periods ended December 31, 2000 and 1999 and the statements of cash flows for the six month periods ended December 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and for the three and six months periods ended December 31, 2000 and 1999 presented herein have been made.

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

B.       Earnings per share

The following table reflects the calculation of basic and diluted earnings per share:

                                                  Three months     Three months      Six months         Six months
                                                  ------------     ------------      ----------         ----------
                                                December 31 (1)  December 31 (1)   December 31 (1)    December 31 (1)
                                                      2000             1999              2000               1999
INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net income (loss)                                   $40,099         ($519,103)         $160,647          ($502,182)
Weighted average shares outstanding                4,149,335        4,069,886         4,112,034          4,063,744
Net income (loss) per share - basic                  $0.01           ($0.13)            $0.04             ($0.12)

(1) The effect of all stock options have been excluded from the calculation of earnings per share for the three months and six months ended December 31, 2000 and 1999, as the average trading price of the Company's common stock during these periods were less than the exercise price of the stock options.


C.       Revolving Line of  Credit

On February 23, 2000, the Company entered into a revolving credit facility with its president and major stockholder, and in September 2000 the Company's president and major stockholder agreed to extend the loan agreement to February 28, 2002, and to increase the loan limit to $1,250,000 in secured financing. Loan availability is subject to a borrowing limit equal to 80% of eligible receivables. The revolving credit facility contains various restrictive covenants including a minimum tangible net worth balance of $2.0 million. As of February 12, 2001 the Company had $498,000 available under the revolving credit facility. Interest on outstanding borrowings under the revolving credit facility is accrued at the Wells Fargo Bank prime interest rate plus 3%. Additionally, the Company is required to issue warrants on the Company's stock to the president and major shareholder for incremental increases in the outstanding borrowings balance. One warrant is issued for every $4 in incremental borrowings made by the Company. All warrants issued expire in 4 years and have an exercise price equal to the fair market value of the Company's stock at the date of grant. Once repayments on the facility have been made, additional warrants are issued for incremental borrowings on the facility only to the extent that the new outstanding borrowings balance exceeds the previous high outstanding borrowings balance. The Company recorded interest expense of $30,000 for the six months ended December 31, 2000 related to the warrants.


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue increased by $165,000, or 9%, for the three months ended December 31, 2000, and decreased $354,000, or 8%, for the six months ending December 31, 2000, compared to like periods in the prior year.

Over the past several years the Company has seen a decline in sales and a decline in unit order size for several of its mature products. In March 2000 the Company informed several of its customers of its unwillingness to accept low volume orders and its intention to discontinue maintenance of manufacturing capacity for several products if order unit size did not increase. The result of the customer notification has been an increase in sales for mature products in the quarter ended December 31, 2000 over the prior year quarter. The decrease in sales for the six month period ended December 31, 2000, over the prior year six month period, was attributable to a one time order of $700,000 shipped in August and September of 1999, partially offset by the increase in sales of mature products in the current six month period. The Company's revenues and earnings for the quarter ended and six months ended December 31, 2000 are not necessarily indicative of those for future periods.

 The gross margin percentage for the quarter ended December 31, 2000, was 30%, compared to 21%, for the same quarter ended December 31, 1999. The gross margin percentage for the six months ended December 31, 2000, was 35%, compared to 25%, for the six months ended December 31, 1999. Increased order size on certain mature monochrome products, and cost reduction efforts, contributed to the gross margin increase for both the quarter ended December 31, 2000 and the six month period ended December 31, 2000, compared to the same periods in the prior year.

Selling, general, and administrative expenses decreased $340,000, or 40%, for the quarter ended December 31, 2000, and $385,000, or 25%, for the six months ended December 31, 2000, when compared to the same periods in the prior year. The decrease was due to significant expense reduction efforts.

Interest expense decreased $3,000, or 8%, during the quarter ended December 31, 2000, and $1,000, or 1%, for the six months ended December 31, 2000, compared to the same periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

On February 23, 2000, the Company entered into a revolving credit facility with its president and major stockholder, and in September 2000 the Company's president and major stockholder agreed to extend the loan agreement to February 28, 2002, and to increase the loan limit to $1,250,000 in secured financing. Loan availability is subject to a borrowing limit equal to 80% of eligible receivables. The revolving credit facility contains various restrictive covenants including a minimum tangible net worth balance of $2.0 million. As of February 12, 2001 the Company had $498,000 available under the the revolving credit facility. Interest on outstanding borrowings under the revolving credit facility is accrued at the Wells Fargo Bank prime interest rate plus 3%.

Company management believes that the cash and cash equivalents on hand at February 12, 2001 and future amounts available under the aforementioned credit agreement should be adequate to meet cash requirements for the next quarter.

During the six months ended December 31, 2000, cash flow from operating activities was $164,000. During the same period $14,000 of cash was used in the purchase of property, plant, and equipment. Payment of capital lease obligations used $28,000 of cash. An increase in borrowings on the working capital loan contributed $115,000 to Company cash. The overall result was an increase in cash of $237,000.


COMMON STOCK LISTING

The Company's Common Stock previously was quoted on the NASDAQ Stock Market under the symbol "DOTX". Effective August 4, 1999 the Company's Common Stock transferred to the OTC Bulletin Board.





                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

At the annual meeting of the shareholders of the Company held on December 28, 2000 the following items were voted on:

          Election of Directors
                                            Votes For          Withheld
                                            ---------          --------
William S. Sadler                           3,838,981           93,935
Ray L. Bergeson                             3,845,081           87,835
Edward L. Zeman                             3,845,081           87,835
L. Daniel Kuechenmeister                    3,845,081           87,835

    Confirmation of Outside Auditors        Votes For          Against          Abstain
                                            ---------          -------          -------
Deloitte & Touche LLP                       3,889,141           11,700           22,075

Item 6.  Exhibits and reports on Form 8-K

         No reports on Form 8-K were issued during the quarter.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 12,  2001                   Dotronix, Inc.

                                            By  /s/ William S. Sadler
                                                ----------------------
                                                    William S. Sadler
                                                    President
                                                    (Principal Executive
                                                    Officer)

                                            By  /s/ Robert V. Kling
                                                ----------------------
                                                    Robert V. Kling
                                                    Chief Financial Officer
                                                    (Principal Financial
                                                    and accounting Officer)