Form 10QSB
period 2001-03-31
DOTRONIX INC
filed 2001-05-14
CIK 351809

CONFORMED COPY

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31,  2001           Commission File No. 0-9996

DOTRONIX, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1387074
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES   ☒                NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 10, 2001
Common stock, par value	4,165,041 shares
$.05 per share

DOTRONIX, INC.
INDEX

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

Item 1. Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
DOTRONIX, INC.
(UNAUDITED)

	March 31	June 30
ASSETS	2001	2000
Cash and cash equivalents	$99,547	$75,466
Accounts receivable, less allowance for doubtful accounts of $25,000 and $28,893 respectively	464,175	1,261,012

Inventories:
Raw materials	1,250,568	1,255,966
Work-in-process	355,378	515,948
Finished goods	273,550	277,049
Total inventories	1,879,496	2,048,963
Prepaid expenses	70,996	47,359
Total current assets	2,514,214	3,432,800

PROPERTY, PLANT & EQUIPMENT
at cost net of accumulated depreciation of $5,934,962 and $5,733,941 respectively	989,114	1,158,422
OTHER ASSETS:
Excess of cost over fair value of net assets acquired, less amortization of $1,007,968 and $881,972, respectively	431,986	485,984
License agreement, net	3,750	15,000
Other	400	400
TOTAL ASSETS	$3,939,464	$5,092,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving loans	$166,122	$453,328
Current maturities-capital lease obligations	-	33,256
Accounts payable	314,142	725,404
Salaries, wages and payroll taxes	107,330	214,264
Current portion-deferred gain on sale of building	47,613	47,613
Other accrued liabilities	89,429	172,106
Total current liabilities	724,636	1,645,971

DEFERRED GAIN ON SALE OF BUILDING	337,259	372,968

STOCKHOLDERS' EQUITY:
Common stock, $.05 par value	208,252	203,737
Additional paid-in capital	10,913,426	10,883,778
Unearned compensation	(4,750)	(9,125)
Accumulated deficit	(8,239,359)	(8,004,723)
Total stockholders' equity	2,877,569	3,073,667
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,939,464	$5,092,606

See notes to financial statements.

STATEMENTS OF OPERATIONS
DOTRONIX, INC.
(UNAUDITED)

	Three months ended,		Nine months ended,
	March 31		March 31

	2001	2000	2001	2000

REVENUES	$1,181,165	$1,263,742	$5,178,599	$5,615,586

OPERATING EXPENSES:
Cost of sales	900,750	954,948	3,515,472	4,111,250

Selling, general and administrative	650,014	879,777	1,806,469	2,511,147
Interest	25,684	29,094	91,294	95,448

Net (loss)	$(395,283)	$(600,077)	$(234,636)	$(1,102,259)

Basic and diluted net loss per common share	($0.09)	($0.15)	($0.06)	($0.27)

Average number of common shares outstanding	4,165,041	4,072,732	4,129,445	4,067,752

See notes to financial statements.

STATEMENTS OF CASH FLOWS
DOTRONIX, INC
(UNAUDITED)

	Nine months ended
	March 31
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(234,636)	$(1,102,259)
Adjustment to reconcile net loss to net cashused in operating activities:
Writedown for inventory obsolescence	150,582	90,000
Depreciation and amortization	266,269	235,390
Stock compensation	38,538	31,865
Amortization of deferred gain on sale of building	(35,709)	(35,710)
Change in assets and liabilities:
Accounts receivable	796,837	455,052
Inventories	18,885	(44,196)
Prepaid expenses	(23,637)	(33,130)
Other assets	-	3,087
Accounts payable and accrued liabilities	(600,873)	24,921

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	376,256	(374,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(31,713)	(54,670)

NET CASH USED IN INVESTING ACTIVITIES	(31,713)	(54,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving loan	5,709,000	5,816,567
Repayments on revolving loan	(5,996,206)	(5,812,939)
Payments of capital lease obligations	(33,256)	(95,711)

NET CASH (USED IN) FINANCING ACTIVITIES	(320,462)	(92,083)

NET INCREASE (DECREASE) IN CASHAND CASH EQUIVALENTS	24,081	(521,733)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	75,466	621,414
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$99,547	$99,681

See notes to financial statements.

DOTRONIX, INC.
NOTES TO FINANCIAL STATEMENTS

A.         Basis of Presentation

The balance sheet as of March 31, 2001, the statements of operations for the three and nine month periods ended March 31, 2001 and 2000 and the statements of cash flows for the nine month periods ended March 31, 2001 and 2000 have been prepared by the Company without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for the three and nine months periods ended March 31, 2001 and 2000 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 2000.

B.          Revolving Line of  Credit

On February 23, 2000, the Company entered into a revolving credit facility with its president and major stockholder, and in September 2000 the Company’s president and major stockholder agreed to extend the loan agreement to February 28, 2002, and to increase the loan limit to $1,250,000 in secured financing. The revolving credit facility contains various restrictive covenants including a minimum tangible net worth balance of $2.0 million. As of May 10, 2001 the Company had $920,000  available under the  revolving credit facility. Interest on outstanding borrowings under the revolving credit facility is accrued at the Wells Fargo Bank prime interest rate plus 3%. Additionally, the Company is required to issue warrants on the Company’s stock to the president and major shareholder for incremental increases in the outstanding borrowings balance.  One warrant is issued for every $4 in incremental borrowings made by the Company.  All warrants issued expire in 4 years and have an exercise price equal to the fair market value of the Company’s stock at the date of grant. Once repayments on the facility have been made, additional warrants are issued for incremental borrowings on the facility only to the extent that the new outstanding borrowings balance exceeds the previous high outstanding borrowings balance. The Company recorded interest expense of $43,000 for the nine months ended March 31, 2001  related to the warrants.

ITEM2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue decreased by $83,000, or 7%, for the three months ended March 31, 2001, and decreased $437,000, or 8%,  for the nine months ending March 31, 2001, compared to like periods in the prior year. In March 2000 the Company implemented a strategy to improve its gross margins on certain mature monochrome products. The Company  informed several of its customers that it was  unwilling to accept low volume orders and it intended to discontinue maintenance of manufacturing capacity for several monochrome products if order  size did not increase. The increased orders which resulted from this strategy were completed by the end of December 31, 2000. In addition, offshore competition for large  screen color products has increased substantially.  Results for the nine months ended March 31, 2001 reflect an increase in sales of certain mature monochrome products for six months followed by a decline in sales for these products for the three months ended March 31, 2001, combined with fewer and smaller orders for large screen color products.

The gross margin percentage for the quarter ended March 31, 2001, was 24%, the same as the quarter ended  March  31, 2000. The gross margin percentage for the nine months ended March 31, 2001, was 32%, compared to 27%, for the nine months ended March 31, 2000. Increased order size on certain mature monochrome products, and cost reduction efforts, contributed to the gross margin increase for  the nine month period ended March 31, 2001, compared to the same period in the prior year.

Selling, general, and administrative expenses decreased $230,000, or 26%, for the quarter ended March 31, 2001, and $705,000, or 28%, for the nine months ended March 31, 2001, when compared to the same periods in the prior year. The decrease was due to significant expense reduction efforts, primarily in employment levels and in the reduction of medical benefit costs resulting from a switch from self insuring employee medical benefits  to fully insuring employee medical benefits.

Interest expense decreased $3,000, or 12%, during the quarter ended March 31, 2001, and $4,000, or 4%, for the nine months ended March 31, 2001, compared to the same periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

On February 23, 2000, the Company entered into a revolving credit facility with its president and major stockholder, and in September 2000 the Company’s president and major stockholder agreed to extend the loan agreement to February 28, 2002, and to increase the loan limit to $1,250,000 in secured financing. The revolving credit facility contains various restrictive covenants including a minimum tangible net worth balance of $2.0 million. As of May 10, 2001 the Company had $920,000available under the revolving credit facility. Interest on outstanding borrowings under the revolving credit facility is accrued at the Wells Fargo Bank prime interest rate plus 3%.

Company management believes that the cash and cash equivalents on hand at May 10, 2001 and future amounts available under the aforementioned credit agreement should be adequate to meet cash requirements for the next quarter.  After that it may be necessary to increase revenues, decrease costs, or secure other sources of cash through sale of assets or other methods of financing the Company.  There is no assurance that any of these steps will be successful.

During the nine months ended March 31, 2001, cash flow from operating activities was $376,000. Major contributors to cash provided by operating activities included non-cash expense items totaling $417,000, partially offset by an net loss of $234,000, and proceeds from payments of accounts receivables, which provided $196,000 of operating cash flow, net of  expenditures of payments of trade payables.

During the same period $32,000 of cash was used in the purchase of property, plant, and equipment. Payment of capital lease obligations used $33,000 of cash.  A decrease in borrowings on the working capital loan used  $287,000 of Company cash.  The overall result was an increase in cash of $24,000.

COMMON STOCK LISTING

The Company’s Common Stock previously was quoted on the NASDAQ Stock Market under the symbol “DOTX”.  Effective August 4, 1999 the Company’s Common Stock transferred to the OTC Bulletin Board.

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

Date: May 10, 2001	Dotronix, Inc.

By /s/ William S. Sadler
William S. Sadler
President
(Principal Executive Officer)

By /s/ Robert V. Kling
Robert V. Kling
Chief Financial Officer
(Principal Financial
and accounting Officer)