Form 10KSB40
period 2001-06-30
DOTRONIX INC
filed 2001-09-28
CIK 351809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
ANNUAL REPORT
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2001	DOTRONIX, INC.	Commission file No. 0-9996
(Exact name of registrant as specified in its charter)

Minnesota	41-1387074

(State or other jurisdiction of	(I.R.S. Employer)
incorporation of organization)	Identification No.)

160 First Street S.E.
New Brighton, Minnesota	55112-7894

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (651) 633-1742

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

Yes       ☒         No        ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

State issuer’s revenues for its most recent fiscal year:  $6,230,265
The aggregate market value of common equity stock held by non-affiliates of the registrant as of August 31, 2001, is approximately  $695,508 (based on the last sale price of such stock as reported by the OTC Bulletin Board).

The number of shares outstanding of the registrants common stock, as of August 31, 2001, was 4,171,341

A portion of the Registrant’s Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated into Part III as set forth therein.

Part I

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company’s control.  These factors include but are not limited to economic conditions generally and in the industries in which the Company’s customers participate; competition within the Company’s industry, including competition from much larger competitors; technological advances which could render the Company’s products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers’ product needs; price increases or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

Item 1. Business

General
Dotronix, Inc. (the “Company”), founded in 1980, originally focused on designing, manufacturing and marketing cathode ray tube (“CRT”) displays. Because of increased competition from other manufacturers and the introduction of several new display technologies, the Company is undertaking a major change in strategy to purchase its products rather than manufacture them. As part of this strategy it has secured competitive pricing from reliable vendors for both CRT based products and CRT replacement products such as plasma panels, digital light projectors (DLP), liquid crystal displays (LCD), and light emitting diode displays (LED). In order to move closer to the end users and to improve gross margins, the Company is also developing several complementary skills such as content development and content management and to provide turnkey system solutions to customers in the growing digital signage markets. There is no assurance that the Company will be successful in executing these strategies.

Products
The Company continues to design,  manufacture, and support several types of CRT based monitors to end user markets, including medical diagnostic equipment manufacturers and transportation hub operators  such as airports and train stations. Flight information display systems (FIDS) remains a primary market for the Company’s products.

The Company continues to selectively market to the federal government and its agencies, offering high quality, medium resolution, color and monochrome displays.

The recent synergies developed between computer hardware and software, content delivery systems, and a multitude of display devices  has presented the Company with the opportunity to develop systems which provide turnkey solutions to electronic display needs of many industries. Some examples include interactive touch panel display technologies, which are being marketed for use in point of purchase display systems in major retail stores,  and multilingual way-finding display systems for use in airports.  To date, efforts to market these systems  have not produced material revenues.

Marketing
The Company’s principal marketing effort for its CRT products is directed toward the original equipment manufacturers (OEMs) and system integrators of the various products and systems in which displays and monitors are used.  The Company’s present OEM and system integrator customer base consists of approximately 240 OEMs and system integrators located predominantly in the United States. The Company markets its products directly to such manufacturers and system integrators through its own technically trained sales employees.

The Company is making use of advertising, trade shows, and its web site to reach customers for its turn-key systems approach to new display technologies, content creation software, and content delivery technology.  Its sales force is trained in these new technologies.

8% of the Company’s revenues during the year ended June 30, 2001, consisted of sales to customers in Europe, Canada, and Asia.

Two customers accounted for 10% or more of revenues during one or more of the last three fiscal years.  Their respective percentages of revenue by fiscal year is as follows:

	2001	2000	1999

Customer A	6%	17%	7%
Customer B	1%	5%	10%

Competition
The Company believes that competition in the market for CRT and other technology  displays and display systems is generally based on price, product performance, product availability and customer service. A number of other large companies, including Sony, Philips Electronics, Ltd., and several Taiwanese and mainland China manufacturers, presently manufacture CRT displays. Many of the companies with which the Company competes have substantially greater resources than the Company.

Manufacturing and Suppliers
The Company purchases the components of its CRT displays from outside suppliers. The Company manufactures, assembles, and tests these components at its Eau Claire, Wisconsin facility. The Company also purchases completed CRT displays offshore in order to improve its competitive position.

The Company has established supplier relationships with the manufacturers of the new technology displays, including plasma panels, liquid crystal displays, and digital light projection displays. The Company has been successful in securing competitive pricing agreements from manufacturers of these displays and CRT based displays used in its products. However, there is no assurance that it will be able to continue to secure such pricing.

Government Regulations
The Company’s products, or products into which they are incorporated, must be certified by officials of the Department of Health and Human Services as complying with regulations limiting the amount of radiation that may be emitted by CRT displays.  The Company has been able to obtain such approvals without material delay.  The Company has received exemption from certain of the certification procedures under an exception contained in the regulations which reduces the administrative burden of such certification procedures.  In addition, the Company’s products are subject to Federal Communications Commission regulations limiting the amount of radio noise emissions from computing devices.  The Company has been able to obtain the necessary certifications in a timely manner.

Personnel
As of June 30, 2001, the Company had 41 full-time employees.  The Company believes that its relationship with its employees is satisfactory.  None of the Company’s employees are covered by collective bargaining agreements.

Sales Backlog; Research and Development
The Company’s sales backlog expected to be shipped by the end of the following fiscal year was approximately $315,000 at August 21, 2001, and $2.1 million at June 30, 2000.  The Company believes that the dollar amount of backlog at a given date is not necessarily indicative of sales for any succeeding period.  For example, certain regular customers of the Company place frequent orders on a short term basis only.

The Company has maintained manufacturing capacity for some products which have experienced  a decline in volume over the previous several years. The cost of maintaining this capacity is beginning to exceed the contribution to profits of these products at the current order levels. The Company has notified relevant customers of its intent to discontinue maintenance of manufacturing capacity for  several low volume products. The result of the customer notification has been order bookings of approximately $780,000 in fiscal 2001. The level of sales from these types of products is expected to decline significantly in the future. The Company has reduced capacity accordingly.

Research and development costs totaled approximately $169,000 for fiscal 2001, $247,000 for fiscal 2000 and $518,000 for fiscal 1999.

Item 2. PROPERTIES

The Company’s corporate offices and certain manufacturing operations are located in a building that is approximately 17,000 square feet in New Brighton, Minnesota. The building was purchased from the Company by William S. Sadler, president and a major stockholder of the Company, and leased back by the Company, in fiscal 1999. Rental payments are $6,100 per month through April 2004. From May 2004 to April 2009, rent is $2,500 per month plus an additional amount equal to the monthly payments of principal and interest on a 15 year loan (at June 30, 2001, a rate of 7.9%) of $456,000 (the Additional Rent), obtained by Mr. Sadler, with total monthly payments not to be less than $6,100. At June 30, 2001, the additional rent under these terms would have been $3,720 per month. The lease agreement has two five year options with rental payments of $3,000 plus Additional Rent and $3,500 plus Additional Rent, respectively.  In addition to the rental amounts described above, the Company is responsible for all other costs, fees, expenses, and other charges which may arise. These lease terms were approved by the Company’s outside directors based on a study of comparable rental properties.

The Company also leases in New Brighton, under a five year lease that expires March 2003, approximately 22,000 square feet of warehouse space from a company wholly owned by William S. Sadler, at a rental rate of $4,932 per month.  The lease has a renewal option for five additional years at the same rate. These lease terms were approved by the Company’s outside directors based on a study of comparable rental properties.  The Company has been successful in subletting approximately 15,650 square feet of this space.

The Company’s office and manufacturing facility in Eau Claire, Wisconsin is located in an approximately 33,600 square foot building owned by the Company.

Item 3. LEGAL PROCEEDINGS
None

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock previously was quoted on the NASDAQ Stock Market under the symbol “DOTX”.  Effective August 4, 1999, the Company’s Common Stock transferred to the OTC Bulletin Board.   The following table sets forth the range of high and low closing sales prices of the Common Stock.

Fiscal Year Ended June 30, 2001	High	Low

First Quarter	$0.25	$0.19
Second Quarter	0.44	0.13
Third Quarter	0.51	0.22
Fourth Quarter	0.36	0.19

Fiscal Year Ended June 30, 2000	High	Low

First Quarter	$0.94	$0.44
Second Quarter	0.63	0.20
Third Quarter	0.81	0.22
Fourth Quarter	0.56	0.25

As of June 30, 2001, there were 322 record holders of the Company’s Common Stock.  The Company has not paid dividends on its Common Stock and does not expect to pay cash dividends for the foreseeable future.  The Company’s current borrowing arrangement prohibits the payment of cash dividends.  The Company’s current policy is to retain any earnings to finance operations.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Plans:

The Company continues to experience revenue declines and has incurred net losses of $525,000, $1.32 million and $2.04 million in fiscal 2001, 2000, and 1999 respectively. In addition, the Company has used approximately $40,000, $398,000, and $63,000 of cash in operations in 2001, 2000, and 1999 respectively. As a result, the Company has been unable to obtain traditional financing arrangements and in February 2000 the Company’s president and a major stockholder entered into an agreement to provide up to $1,000,000 of secured financing to the Company in the form of cash loans, or a guarantee of Company borrowings.

In September 2000, the Company’s president and major stockholder agreed to extend the loan agreement to February 28, 2002, and to increase the loan limit to $1,250,000 in secured financing. In September 2001, the Company’s president and major stockholder agreed to extend the loan agreement to February 28, 2003 and to increase the loan limit to $1,500,000 in secured financing.

During fiscal 2001, the Company continued a staff reduction effort started in fiscal 2000. Reduction in staff in fiscal 2001 was approximately 23% and the reduction in staff in fiscal 2000 was approximately 42%. Overall, operating cost of all types declined by approximately $1,130,000, or 24%. The Company continues to monitor costs and anticipates additional cost reductions.

The Company is undertaking a major change in strategy to purchase its products rather than manufacture them. As part of this strategy it has secured competitive pricing for both CRT based products and CRT replacement products such as plasma panels, digital light projectors (DLP), liquid crystal displays (LCD), and light emitting diode displays (LED). In order to move closer to the end user, and to improve gross margins, the Company is also developing several complementary skills, such as content development and content management, in order to provide turnkey system solutions to customers in the growing digital signage markets. There is no assurance that the Company will be successful in executing these strategies.

Results of Operations:
The Company’s revenues decreased $1,124,438 (15%) and $315,725 (4%) during the fiscal years ended June 30, 2001, and June 30, 2000, from the respective preceding fiscal years. The decrease for fiscal 2001 was attributable to a decrease in sales of monochrome products in the second half of the year, and to a general downturn in the economy which led to delayed or cancelled full screen color product orders. The decrease for fiscal 2000  was due to small decreases across several product lines.

Five customers comprised 26%of the total fiscal 2001 sales of the Company.  In fiscal 2000 and 1999 these same customers comprised 40% and 32% of sales, respectively.

The Company’s gross margin was 32%, 28% and 24% in fiscal 2001, 2000, and 1999, respectively.  The change in 2001 reflects the Company’s increase in price and minimum order quantity on orders for certain monochrome products. The increase in fiscal 2000 was due to a reduction in factory personnel to align capacity with usage.

Selling, general, and administrative expenses decreased 26% in fiscal 2001 and decreased 14% in fiscal 2000 from their respective preceding fiscal years. The decrease in fiscal 2001 and fiscal 2000 was due to a company wide restructuring initiative which began in December 2000. In fiscal 2001, full time employment was reduced from 53 employees to 41 employees.

Interest expense decreased 20%in fiscal 2001 and increased 45% in fiscal 2000, from the respective preceding fiscal years. The decrease in 2001 was due to lower interest rates and lower borrowing levels due to decreased sales and expenses.  The increase in fiscal 2000 was due to a rate increase due to a net worth covenant exception in December 1999. In February of 2000 that credit facility was replaced by another lender, the Company’s president and major stockholder, who required the issuance of warrants, for which an interest charge of $20,000 was incurred in fiscal 2000. In fiscal 2001, interest charges related to issuance of warrants amounted to $45,400 which is included in the 20% decrease referred to above.

As of June 30, 2001, the Company had available income tax operating loss carry-forwards of approximately $5,542,000 that can be used to offset future taxable income. The Company has recorded a valuation allowance against all benefits associated with net operating loss carry-forwards as it is less probable than not that they will ultimately be realized.

Financial Condition, Liquidity and Capital Resources

On February 23, 2000, the Company entered into a revolving credit facility with its president and major stockholder, and in September 2000, the Company’s president and major stockholder agreed to extend the loan agreement to February 28, 2002, and to increase the loan limit to $1,250,000 in secured financing. In September 2001, the Company’s president and major stockholder agreed to extend the loan agreement to February 28, 2003 and to increase the loan limit to $1,500,000 in secured financing. The revolving credit facility contains various restrictive covenants including a minimum tangible net worth balance of $2.0 million. As of September 27, 2001, the Company had $1,025,000 available under the agreed to extension of the revolving credit facility.

Interest on outstanding borrowings under the revolving credit facility is accrued at the U.S. Prime interest rate plus 3%.  Additionally, the Company is required to issue warrants to purchase the Company’s stock to the president and major shareholder for incremental increases in the outstanding borrowings balance.  One warrant is issued for every $4 in incremental borrowings made by the Company.  All warrants issued expire in 4 years and have an exercise price equal to the fair market value of the Company’s stock at the date of grant.  Once repayments on the facility have been made, additional warrants are issued for incremental borrowings on the facility only to the extent that the new outstanding borrowings balance exceeds the previous high outstanding borrowings balance.  The Company recognizes interest expense for the fair value of the warrants, which is estimated on the date of grant using the Black-Scholes pricing model based on the following assumptions:

	2001	2000

Dividend yield	None	None
Risk free interest rate	4.58%	6.54%
Expected life	4 years	4 years
Expected volatility	128%	109%

There was a total of 43,991 warrants issued in fiscal 2001 and 142,703 warrants issued in fiscal 2000, for a total of 186,694 warrants. The warrants weighted average exercise price was $0.49, and  their weighted average remaining life was 3.7 years at June 30, 2001. The fair value of the warrants totaled approximately $65,400 which is being amortized over the term of the loan agreement. Interest expense related to warrants was $45,400 for the year ended June 30, 2001, and $20,000 for the year ended June 30, 2000.

In 2000 and 1999 certain employees of the Company agreed to a decrease in salary for an equal value of the Company’s common stock. Stock earned through April 7, 2000 was issued in October 2000, covering $34,164 in salary. The balance of salary owed was paid in cash when the program was terminated.

In the year ended June 30, 1999, the Company entered into employment agreements with three employees whereby 26,000 shares of restricted stock were granted. One third of the stock vests on each of the employees’ first three anniversary dates. In fiscal 1999 10,000 shares vested, in fiscal 2000,  7,000 shares vested and in fiscal 2001,  7,000 shares vested.    The remaining 2,000 shares are scheduled to vest in 2002.  Compensation expense of $6,750  was recognized in each of the fiscal years, 2001 and 2000,  $11,500 was recognized in fiscal 1999.  The Company  has accrued unearned compensation of $2,375 at June 30, 2001, $9,125 at June 30, 2000,  and $15,875 at June 30, 1999, related to these agreements.

Cash Flow
During the year ended June 30, 2001, cash flow used in operating activities was $40,000. The cash effect of a net loss of $525,000 was reduced by non-cash expenses including depreciation, amortization, and employee remuneration paid in common stock, the total of which was $362,000. Net changes in non-cash current assets and current liabilities, reflecting a decrease in business activity, reduced the effect of the net loss by $123,000.  $41,000 of cash was spent to purchase various fixed assets. Additional borrowings contributed $75,000 to year end cash. Cash and cash equivalents decreased approximately $7,000 from the preceding year

During fiscal 2000, cash flow used in operating activities was $398,000. A net loss of $1,318,000 was partially offset by depreciation and amortization of approximately  $282,000 and a reduction in inventories and accounts receivables of $436,000. Cash of  $93,000 was used to purchase equipment. Financing activities used approximately $54,000, primarily for the repayment of debt.

During fiscal 1999, cash flow used in operating activities was $63,000. Two major elements of the cash flow was a net loss of $2,040,000 partially offset by a reduction in inventories of $1,511,000. Cash provided by investing activities totaled approximately $287,000. Approximately $559,000 was provided by the sale and leaseback of the Company’s headquarters, which was partially offset by purchases of equipment of $272,000.  Cash provided by financing activities was approximately $106,000, primarily related to additional borrowings under the Company’s credit agreement.

Company management believes that the cash and cash equivalents on hand at September 27, 2001, and future amounts available under the aforementioned credit agreement should be adequate to meet cash requirements for the next year.

Accounting Pronouncements
Effective July 1, 2000, the Company adopted Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 (an amendment of SFAS No.133). Management has reviewed the requirements of SFAS No.133 and determined that the Company has no free-standing or embedded derivatives. All agreements that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company’s policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS  No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and the use of the pooling-of-interest method is no longer allowed. SFAS No. 142  requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for the Company’s fiscal year beginning July 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

Quantitative and Qualitative Disclosures About Market Risk:
The Company believes that its revenues and results of operations have not been significantly affected by inflation during the three years ended June 30, 2001.

The Company’s transactions are denominated in U.S. dollars. For this reason the Company does not have significant exposure to foreign exchange rate fluctuations.

The Company’s working capital loan is subject to variable interest rates. Significant fluctuations in interest rates therefore could have an adverse effect on the Company and its ability to fund working capital requirements.

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

None.

Part III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
             ACT

See Part I of this report.  Pursuant to General Instruction E(3), reference is made to information contained under the heading “Election of Directors” in the Company’s definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 29, 2001, which information is incorporated herein.

Executive Officers of the Company

The executive officers of the Company who are not also directors of the Company are as follows:

Name	Age	Position

Robert J. Andrews	58	Vice President, Operations
Robert V. Kling	59	Chief Financial Officer

Robert J. Andrews has been Vice President, Operations of the Company since 1986.  He has been employed by the Company since 1982 as Operations Manager.  Prior to joining the Company, Mr. Andrews was the Director of Operations of Audiotronics Corporation.

Robert V. Kling has been Chief Financial Officer since February 1999. Prior to joining the Company Mr. Kling held positions in accounting and in financial management. Mr. Kling was employed as controller and vice-president finance for a major wholesale lumber company for 15 years.

Item 10. EXECUTIVE COMPENSATION

Pursuant to General Instruction of E(3), reference is made to information contained under the heading “Executive Compensation” in the Company’s definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 29, 2001, which information is incorporated herein.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

               AND MANAGEMENT

Pursuant to General Instruction E(3), reference is made to information contained under the heading “Voting Securities and Principal Holders” in the Company’s definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 29, 2001, which information is incorporated herein.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction E(3), reference is made to information contained under the heading “Certain Transactions” in the Company’s definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 29, 2001, which information is incorporated herein.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Listing of Exhibits

3.1	Articles of Incorporation, as amended to date of this report (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988).
3.2	Bylaws of the Company as amended December 11, 2000 through a written action of the board of directors (filed herewith).
4.1	Specimen certificate representing the Company’s Common Stock (incorporated by reference to exhibit 3(a) to Amendment No. 2 to the Company’s Registration Statement on Form S-18, File No. 2-71333C).
10.1	Amended and Restated Employment Agreement of William S. Sadler dated July 1, 1998 (incorporated by reference to exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1998).
10.2	Amendment of Lease for land and building located at 50 Cleveland Avenue S.E., New Brighton, Minnesota (incorporated by reference to exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1993).
10.3	Sale and leaseback of corporate headquarters located at 160 First Street S.E. New Brighton, Minnesota (incorporated by reference to exhibit 10a (Building purchase agreement, and exhibit 10b (Building lease agreement) on Form 10-QSB for the quarter ended March 31, 1999).
10.4	Loan and security agreements by and between the Company and William S. Sadler, dated February 23, 2000 (incorporated by reference to exhibit 10.1 on Form 10-QSB for the quarter ended March 31, 2000).
10.5	1999 Employee Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed October 28, 1999).
10.6	1999 Non-employee Director Stock Option and Stock Grant Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement filed October 28, 1999).
23	Independent Auditors’ Consent (filed herewith).
(b)	Reports on Form 8-K
No reports were filed on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOTRONIX, INC.

Date: September 27, 2001	By:	/s/ William S. Sadler

William S. Sadler, President

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature

September 27, 2001	By	/s/ William S. Sadler

William S. Sadler, President, Treasurer and Director

September 27, 2001	By	/s/ Robert V. Kling

Robert V. Kling, Chief Financial Officer

September 27, 2001	By	/s/ Ray L. Bergeson

Ray L. Bergeson, Director

September 27, 2001	By	/s/ Edward L. Zeman

Edward L. Zeman, Director

September 27, 2001	By	/s/ L. Daniel Kuechenmeister

L. Daniel Kuechenmeister, Director

DOTRONIX, INC.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Dotronix, Inc.
New Brighton, Minnesota

We have audited the accompanying balance sheets of Dotronix, Inc. (the Company) as of June 30, 2001 and 2000 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2001 and 2000 and the results of its operations and cash flows for each of three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/S/Deloitte & Touche LLP

September 27, 2001
Minneapolis, Minnesota

BALANCE SHEETS
DOTRONIX, INC.

	June 30, 2001	June 30, 2000

CURRENT ASSETS:
Cash and cash equivalents	$68,956	$75,466
Accounts receivable, less allowance for doubtful accounts of $46,610 and $28,893 respectively	785,507	1,261,012
Inventories (Note A)	1,733,568	2,048,963
Prepaid expenses	7,109	47,359

TOTAL CURRENT ASSETS	2,595,140	3,432,800

PROPERTY, PLANT & EQUIPMENT (Notes A and B)	924,972	1,158,422

OTHER ASSETS:
Excess of cost over fair value of net assets acquired, less amortization (Note A)	413,986	485,984
License agreement, less amortization (Note A)	-	15,000
Other	400	400

	$3,934,498	$5,092,606

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving loan from a related party (Note C)	$561,326	$453,328
Current maturities - capital lease obligations	-	33,256
Accounts payable	214,095	725,404
Salaries, wages and payroll taxes	122,693	214,264
Current portion - deferred gain of sale of building to related party (Note H)	47,613	47,613
Other accrued liabilities	66,670	172,106

TOTAL CURRENT LIABILITIES	1,012,397	1,645,971

DEFERRED GAIN ON SALE OF BUILDING TO RELATED PARTY (Note H)	325,355	372,968

COMMITMENTS AND CONTINGENCIES (Notes D, H, and I)	-	-

STOCKHOLDERS' EQUITY (Notes C and E):
Common stock, $.05 par value, 12,000,000 shares authorized 4,171,341 and 4,074,732 shares issued and outstanding, respectively	208,567	203,737
Additional paid-in capital	10,919,976	10,883,778
Unearned compensation	(2,375)	(9,125)
Accumulated deficit	(8,529,422)	(8,004,723)

TOTAL STOCKHOLDERS' EQUITY	2,596,746	3,073,667

	$3,934,498	$5,092,606

See notes to financial statements.

STATEMENTS OF OPERATIONS
DOTRONIX, INC.

	Years ended June 30

	2001	2000	1999

REVENUES (Note G)	$6,230,265	$7,354,703	$7,670,428

COSTS AND EXPENSES:
Cost of sales	4,255,696	5,302,332	5,831,981
Selling, general, and administrative	2,394,316	3,238,601	3,786,973
Interest expense	104,952	131,969	91,173

	6,754,964	8,672,902	9,710,127

NET LOSS	$(524,699)	$(1,318,199)	$(2,039,699)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.13)	$(0.32)	$(0.50)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	4,139,154	4,068,279	4,057,601

See notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY
DOTRONIX, INC.

	Common Stock Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Deficit	Accumulated Total

BALANCES AT June 30, 1998	4,039,601	$201,980	$10,796,081		$(4,646,825)	$6,351,236

Common stock issued	28,000	1,400	25,975	$(15,875)		11,500

Common stock repurchased	(10,000)	(500)	(9,128)			(9,628)

Net loss					(2,039,699)	(2,039,699)

BALANCES AT June 30, 1999	4,057,601	202,880	10,812,928	(15,875)	(6,686,524)	4,313,409

Common stock issued	17,131	857	10,850			11,707

Warrants issued			60,000			60,000

Amoritzation of unearned compensation				6,750		6,750

Net loss					(1,318,199)	(1,318,199)

BALANCES AT June 30, 2000	4,074,732	203,737	10,883,778	(9,125)	(8,004,723)	3,073,667

Common stock issued	96,609	4,830	30,798			35,628

Warrants issued			5,400			5,400

Amoritzation of unearned compensation				6,750		6,750

Net loss					(524,699)	(524,699)

BALANCES AT June 30, 2001	4,171,341	$208,567	$10,919,976	$(2,375)	$(8,529,422)	$2,596,746

See notes to financial statements.

STATEMENTS OF CASH FLOWS
DOTRONIX, INC.

	Years Ended June 30

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(524,699)	$(1,318,199)	$(2,039,699)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation and amortization	320,735	281,744	246,388
Gain on sale of property, plant, and equipment	-	-	3,399
Stock compensation	41,028	11,707	11,500
Change in assets and liabilities:
Accounts receivable	475,505	91,053	(210,220)
Inventories	315,395	344,642	1,511,132
Prepaid expenses	40,250	31,613	(3,648)
Other assets	-	9,292	21,510
Accounts payable and accrued liabilities	(616,745)	114,298	379,876
Salaries, wages and payroll taxes payable	(91,571)	35,695	17,060

NET CASH USED IN OPERATING ACTIVITIES	(40,102)	(398,155)	(62,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(41,150)	(93,399)	(271,556)
Proceeds for sale of property, plant & equipment	-	-	558,665

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(41,150)	(93,399)	287,109

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock			(9,628)
Borrowings on revolving loan	6,819,000	7,643,595	7,642,866
Repayments on revolving loan	(6,711,002)	(7,588,434)	(7,498,963)
Payments of capital lease obligations	(33,256)	(109,555)	(27,846)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	74,742	(54,394)	106,429

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,510)	(545,948)	330,836

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	75,466	621,414	290,578

CASH AND CASH EQUIVALENTS AT END OF YEAR	$68,956	$75,466	$621,414

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
DOTRONIX, INC.

Years ended June 30, 2001, 2000, and 1999.

A.         NATURE OF BUSINESS, MANAGEMENT PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Dotronix, Inc. of New Brighton, Minnesota (the “Company”), was founded in 1981. It originally focused on designing, manufacturing and marketing cathode ray tube (“CRT”) displays. Because of increased competition from other manufacturers, and the introduction of several new display technologies, the Company is reducing its manufacturing capacity and strengthening its relationships with outside vendors in order to ensure a steady supply of reliable products at competitive prices. The Company is also creating  a system capability with which to serve its customers, in contrast to its former role as a display provider only.

Management Plans:

The Company continues to experience revenue declines and has incurred net losses of $525,000, $1.32 million and $2.04 million in fiscal 2001, 2000, and 1999 respectively. In addition, the Company has used approximately $40,000, $398,000, and $63,000 of cash in operations in 2001, 2000, and 1999 respectively. As a result, the Company has been unable to obtain traditional financing arrangements and in February 2000 the Company’s president and a major stockholder entered into an agreement to provide up to $1,000,000 of secured financing to the Company in the form of cash loans, or a guarantee of Company borrowings.

In September 2000, the Company’s president and major stockholder agreed to extend the loan agreement to February 28, 2002, and to increase the loan limit to $1,250,000 in secured financing. In September 2001, the Company’s president and major stockholder agreed to extend the loan agreement to February 28, 2003 and to increase the loan limit to $1,500,000 in secured financing.

During fiscal 2001, the Company continued a staff reduction effort started in fiscal 2000. Reduction in staff in fiscal 2001 was approximately 23% and the reduction in staff in fiscal 2000 was approximately 42%. Overall, operating cost of all types declined by approximately $1,130,000, or 24%. The Company continues to monitor costs and anticipates additional cost reductions.

The Company is undertaking a major change in strategy to purchase its products rather than manufacture them. As part of this strategy it has secured competitive pricing for both CRT based products and CRT replacement products such as plasma panels, digital light projectors (DLP), liquid crystal displays (LCD), and light emitting diode displays (LED). In order to move closer to the end user, and to improve gross margins, the Company is also developing several complementary skills, such as content development and content management, in order to provide turnkey system solutions to customers in the growing digital signage markets. There is no assurance that the Company will be successful in executing these strategies.

Cash equivalents:
The Company considers all highly liquid debt instruments with a maturity of three months or less at original issue to be cash equivalents.

Fair value of financial instruments:

Cash, receivables, revolving debt, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

Inventories:

Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories consist of the following at June  30:

	2001	2000

Raw materials	$1,168,000	$1,255,966
Work-in-process	256,891	515,948
Finished goods	308,677	277,049

Total inventory	$1,733,568	$2,048,963

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

Intangible assets:

Goodwill, related to the acquisition of a subsidiary which was then merged into Dotronix, Inc., is amortized using the straight-line method over a 20-year period. Accumulated amortization against this asset was $1,026,000 and $954,000 at June 30, 2001, and 2000, respectively.

In fiscal year 1997, the Company acquired license rights to a new product, for a period of five years, at a cost of $50,000.  This license was being amortized on a straight-line basis over the 5-year license period. In fiscal 2001 the amortization was accelerated because the product was discontinued. The license was fully amortized at June 30, 2001.  Accumulated amortization against this asset was $50,000 and $35,000 at June 30, 2001, and 2000, respectively.

Recognition of revenue:
The Company recognizes revenue upon shipment of products to the customer.

Research and development:

Selling, general and administrative expenses include research and development costs of approximately of $169,000, $247,000, and $518,000 for the years ended June 30, 2001, 2000,  and 1999, respectively.

Earnings (loss) per common share:

Basic earnings (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. Because of the net losses in fiscal 2001, 2000, and 1999, all stock options and warrants, totaling 312,950, 267,695, and 167,112 for the years ended June 30, 2001, 2000 and 1999, respectively, have an anti-dilutive effect and have been excluded from EPS calculations.

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

Impairment of long-lived assets:

Management periodically reviews the carrying value of long-lived assets for potential impairment by comparing the carrying value of these assets to the estimated non-discounted future cash flows expected to result from the use of these assets.  Should the sum of the related expected future cash flows be less than the carrying value, an impairment loss would be recognized.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset with fair value being determined using discounted cash flows.  To date, management has determined that no impairment of these assets exists.

Accounting Pronouncements

Effective July 1, 2000, the Company adopted Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 (an amendment of SFAS No.133). Management has reviewed the requirements of SFAS No.133 and determined that the Company has no free-standing or embedded derivatives. All agreements that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company’s policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS  No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and the use of the pooling-of-interest method is no longer allowed. SFAS No. 142  requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for the Company’s fiscal year beginning July 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

B.         PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment consists of the following:

	June 30

	2001	2000

Land	$175,000	$175,000
Building and building improvements	1,050,501	1,050,501
Machinery and laboratory equipment	3,408,465	3,399,599
Office furniture and fixtures	844,487	819,195
Data processing equipment	1,417,000	1,410,008
Transportation equipment	38,060	38,060

	6,933,513	6,892,363

Less: accumulated depreciation and amortization	6,008,541	5,733,941

	$924,972	$1,158,422

C.         FINANCING ARRANGEMENTS AND CAPITAL OBLIGATIONS

Financing arrangements:

On February 23, 2000, the Company entered into a revolving credit facility with its president and major stockholder, and in September 2000, the Company’s president and major stockholder agreed to extend the loan agreement to February 28, 2002, and to increase the loan limit to $1,250,000 in secured financing. In September 2001, the Company’s president and major stockholder agreed to extend the loan agreement to February 28, 2003 and to increase the loan limit to $1,500,000 in secured financing. The revolving credit facility contains various restrictive covenants including a minimum tangible net worth balance of $2.0 million. As of September 27, 2001, the Company had $1,025,000 available under the agreed to extension of the revolving credit facility.

Interest on outstanding borrowings under the revolving credit facility is accrued at the U.S. Prime interest rate plus 3%.  Additionally, the Company is required to issue warrants to purchase the Company’s stock to the president and major shareholder for incremental increases in the outstanding borrowings balance.  One warrant is issued for every $4 in incremental borrowings made by the Company.  All warrants issued expire in four years and have an exercise price equal to the fair market value of the Company’s stock at the date of grant.  Once repayments on the facility have been made, additional warrants are issued for incremental borrowings on the facility only to the extent that the new outstanding borrowings balance exceeds the previous high outstanding borrowings balance.  The Company recognizes interest expense for the cost of the warrants, which is measured based on the estimated fair value of the warrants on the date of grant using the Black-Scholes pricing model based on the following assumptions:

	2001	2000

Dividend yield	None	None
Risk free interest rate	4.58%	6.54%
Expected life	4 years	4 years
Expected volatility	128%	109%
Fair value of warrants issued	$5,400	$60,000

There was a total of 43,991 warrants issued in fiscal 2001 and 142,703 warrants issued in fiscal 2000 for a total of 186,694 warrants. The warrants weighted average exercise price was $0.49, and their weighted average remaining life was 3.7 years at June 30, 2001. The fair value of the warrants totaled approximately $65,400 which is being amortized over the term of the loan agreement. Interest expense related to warrants was $45,400 for the year ended June 30, 2001, and $20,000 for the year ended June 30, 2000.

D.         COMMITMENTS AND CONTINGENCIES

Warehouse facilities, office equipment, computer equipment and vehicles are leased under non-cancelable operating leases.  Minimum future obligations on these operating leases at June 30, 2001, (Note H) are as follows:

Year ending June 30:
2002	169,000
2003	134,000
2004	78,000
2005	78,000
2006	73,000
2007, thereafter	208,000

$740,000

Total operating lease and rent expense for the Company for the years ended June 30, 2001, 2000, and 1999 was $214,000, $200,000 and $158,000, respectively.

The Amended and Restated Employment Agreement with the president and major shareholder, dated July 1, 1998, provided for a base compensation of $15,000 per month.  In addition, subject to the Company’s pretax earnings levels, a minimum bonus of $150,000 each fiscal year was to be paid in cash. No bonuses were incurred or expensed in fiscal years 1999, 2000, and 2001 because of losses incurred. The agreement ended on June 30, 2001. The Board of Directors approved a monthly salary of $11,667 starting July 1, 2001.

E.          STOCKHOLDERS’ EQUITY

The Company has an incentive stock option plan (1999 Employee Stock Incentive Plan) for employees for the granting of options to purchase up to 250,000 shares of the Company’s common stock.  The options generally vest ratably over six months and expire in ten years.  All options are granted at the closing market price on the date of grant.  No options were granted under  this plan in fiscal 2001 or fiscal  2000.  23,756 options are outstanding at June 30, 2001, which were granted under a previous plan (1989 Stock Option and Restricted Stock Plan) which expired September 11, 1999.

The Company also has a non-qualified stock option plan for non-employees (1999 Non-employee Director Stock Option and Stock Grant Plan) for the granting of options to non-employee Directors to purchase up to 100,000 shares of the Company’s common stock.  Each non-employee director is automatically granted, on the first business day following the Company’s annual meeting, an option to purchase 2,500 shares of common stock.  New directors receive an initial option grant following the first board meeting at which such director is elected of an option to purchase 5,000 shares of common stock.  The options vest six months from grant date  and expire in ten years.  All options are granted at the closing market price on the date of grant.  10,000 options were granted each year in 2001, 2000, and 1999. 102,500 options are outstanding at June 30, 2001, of which 20,000 were granted under the 1999 plan and 82,500 were granted under a previous plan (1991 Non-employee Director Stock Option Plan) which expired September 11, 1999.

In addition, each non-employee director is automatically granted, on the first business day following the Company’s annual meeting, 500 shares of common stock. Compensation expense of $360, $1,000 and $2,438 was recorded related to these grants in 2001, 2000, and 1999, respectively.

A summary of the status of the Company’s stock options is presented below:

	Years Ended June 30

	2001		2000		1999

	Shares	Wgtd Avg Exer Price	Shares	Wgtd Avg Exer Price	Shares	Wgtd Avg Exer Price

Outstanding at beginning of year	124,992	$1.41	167,112	$1.66	167,943	$1.66
Granted	10,000	$0.31	10,000	$0.23	10,000	$1.00
Exercised	0	$0.00	0	$0.00	0	$0.00
Canceled	(8,736)	$1.39	(52,120)	$1.96	(10,831)	$1.69
Outstanding at end of year	126,256	$1.33	124,992	$1.41	167,112	$1.66

Options exercisable at year end	126,256	$1.33	124,992	$1.41	167,112	$1.66

The Company has elected to continue following the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measurement and recognition of stock-based transactions with employees.  No compensation cost has been recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant.  Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s 2001, 2000, and 1999 net loss and loss per share would have been changed to the pro forma amounts indicated below:

	2001	2000	1999

Net loss:
As reported	$(524,699)	$(1,318,199)	$(2,039,699)
Pro forma	(527,696)	(1,320,362)	(2,047,331)
Earnings per basic and diluted share:
As reported	$(.13)	$(.32)	$(.50)
Pro forma	(.13)	(.32)	(.50)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results.

	2001	2000	1999

Dividend yield	None	None	None
Risk free interest rate	5.24%	6.75%	5%
Expected life	10 years	10 years	10 years
Expected volatility	128%	109%	65%
Expected fair value of options on grant date	$2,997	$2,163	$3,733

The following table summarizes information about stock options outstanding at June 30, 2001:

Options Outstanding and Exercisable

Number	Remaining Contractual Life (Years)		Exercise Price

10,000	8.5	Years	$0.23
10,000	9.5	Years	$0.31
7,208	2.0	Years	$0.78
10,000	6.4	Years	$0.97
10,000	7.4	Years	$1.00
7,500	2.4	Years	$1.25
1,000	4.2	Years	$1.25
12,500	3.4	Years	$1.31
7,500	1.5	Years	$1.56
15,000	0.5	Years	$1.63
10,000	5.4	Years	$1.64
10,000	4.4	Years	$2.13
15,548	4.0	Years	$2.31

126,256	4.6	Years	$1.33

In 2000 and 1999, certain employees of the Company agreed to a decrease in salary for an equal value of the Company’s common stock. Stock earned through April 7, 2000, was issued in October 2000, covering $34,164 in salary. The balance of salary owed was paid in cash when the program was terminated.

In the year ended June 30, 1999, the Company entered into employment agreements with three employees whereby 26,000 shares of restricted stock were granted. One third of the stock vests on each of the employees’ first three anniversary dates. In fiscal 1999  10,000 shares vested, in fiscal 2000  7,000 shares vested and in fiscal 2001  7,000 shares vested.    The remaining 2,000 shares are scheduled to vest in 2002. .  Compensation expense of $6,750  was recognized in each of the fiscal years 2001 and 2000,  $11,500 was recognized in fiscal 1999.  The Company  has accrued unearned compensation of $2,375 at June 30, 2001, $9,125 at June 30, 2000,  and $15,875 at June 30, 1999, related to these agreements.

F.          INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the current period plus or minus the change during the period in deferred tax assets and liabilities.

A reconciliation of the Company’s income tax provision that would be provided based on a statutory federal income tax rate of 35% to the Company’s effective rate is as follows:

	Year Ended June 30

	2001	2000	1999

Computed tax (benefit) provision at Federal tax rate	$(184,000)	$(451,000)	$(686,000)
Change in valuation allowance	176,000	390,000	639,000
Permanent differences	30,000	31,000	32,000
Graduated tax benefit	13,000	13,000	20,000
Other	(35,000)	7,000	(5,000)

Provision (benefit)	$0	$0	$0

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company’s assets and liabilities.  Temporary differences, net operating loss carry-forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

	June 30, 2001	June 30, 2000

	Asset (Liability)	Asset (Liability)

Net operating loss carryforward	$1,884,000	$1,616,000
Inventory	577,000	523,000
Tax credit carryforward	93,000	93,000
Sales leaseback gain	111,000	143,000
Accrued liabilities	24,000	68,000
Depreciation	(35,000)	15,000
Other	1,000	21,000
Valuation allowance	(2,655,000)	(2,479,000)

	$0	$0

At June 30, 2001, the Company has federal income tax net operating loss carryforwards of approximately $5,542,000 which will expire in 2009 through 2021 and for Minnesota income tax net operating loss carryforwards of $1,712,000 which will expire in 2004 through 2016. Future utilization of loss carryforwards could be limited under Internal Revenue Code Section 382 if there are significant changes in ownership. The Company also has general business tax credit carryforwards of approximately $82,000 which will expire from fiscal 2002 through 2006 and $11,000 of alternative minimum tax credit  carryforwards that will not expire.

G.         SEGMENT, GEOGRAPHIC INFORMATION AND CONCENTRATIONS OF CREDIT RISK

The Company operates in one business segment producing cathode ray tube based monitors and displays. Net sales located in geographic regions are summarized as follows:

	2001	2000	1999

United States	$5,789,813	$6,900,490	$7,335,428
Foreign	440,452	454,213	335,000

	$6,230,265	$7,354,703	$7,670,428

The Company does not have assets outside of the United States.

At June 30, 2001, three customers represented 61% of the accounts receivable. At June 30, 2000, four different customers represented 36% of accounts receivable.

The Company is susceptible to various risks due to the nature of its business, including customer-requested delays in shipments or cancellation of certain orders.

H.         RELATED-PARTY TRANSACTIONS

During 1999 the Company sold its headquarters in New Brighton, Minnesota to the president and major stockholder of the Company for the net proceeds of $559,000 which resulted in a net gain of $476,000. Simultaneously with the closing of the sale, the Company entered into an operating lease with the president and major stockholder whereby the Company will occupy the building through April 2009. As a result the gain was deferred and is being  amortized over the life of the lease. Rental payments are $6,100 per month through April 2004. From May 2004 to April 2009 rent is $2,500 per month plus an additional amount equal to the monthly payments of principal and interest on a 15-year loan (at June 30, 2001, a rate of 7.9%) for $456,000 (the Additional Rent), obtained by the president and major stockholder of the Company, with total monthly payments not to be less than $6,100.  The lease agreement has two five-year options with rental payments of $3,000 plus the Additional Rent and $3,500 plus the Additional Rent, respectively.  In addition to the rental amounts described above, the Company is responsible for all other costs, fees, expenses and other charges which may arise.

The Company also leases manufacturing and warehousing facilities from companies that are owned by the president and major stockholder of the Company.  During the years ended June 30, 2001, 2000, and 1999, the Company incurred approximately $132,000, $143,000 and $98,000 respectively for rental of these manufacturing and warehousing facilities.

Operating commitments as of June 30, 2001, (Note D) include $678,000 of obligations to the president and major stockholder of the Company.

I.           RETIREMENT PLANS

The Company has a 401(k) retirement plan for all employees who elect to participate once certain eligibility requirements are met.  Each eligible employee may elect to defer 1% to 15% of his or her compensation.  The Company may contribute an amount on behalf of each participant equal to a percentage of each participant’s compensation or an amount as determined each year by the Board of Directors.  Contributions to the plan by the Company were approximately $27,000, $33,000 and $42,000 for the years ended June 30, 2001,  2000, and 1999, respectively.

J.          SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow activities are as follows:

	June 30

	2001	2000	1999

Cash paid during the year for:
Interest	$104,952	$111,969	$72,000
Income taxes	2,241	1,966	1,000
Non-cash investment and financing activities:
Equipment acquired by capital lease			170,657
Stock issued to employees per employment agreements			24,937
Stock issued to directors	360	1,000	2,438

DOTRONIX, INC.

EXHIBIT INDEX

ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED JUNE 30, 2001

3.1	Articles of Incorporation, as amended to date of this report (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988).
3.2	Bylaws of the Company as amended December 11, 2000 through a written action of the board of directors. (filed herewith).
4.1	Specimen certificate representing the Company’s Common Stock (incorporated by reference to exhibit 3(a) to Amendment No. 2 to the Company’s Registration Statement on Form S-18, File No. 2-71333C).
10.1	Amended and Restated Employment Agreement of William S. Sadler dated July 1, 1998. (incorporated by reference to exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1998).
10.2	Amendment of Lease for land and building located at 50 Cleveland Avenue S.E., New Brighton, Minnesota (incorporated by reference to exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1993).
10.3	Sale and leaseback of corporate headquarters located at 160 First Street S.E. New Brighton, Minnesota (incorporated by reference to exhibit 10a (Building purchase agreement, and exhibit 10b (Building lease agreement) on Form 10-QSB for the quarter ended March 31, 1999).

10.4	Loan and security agreements by and between the Company and William S Sadler, dated February 23, 2000, (incorporated by reference to exhibit 10.1 on Form 10-QSB for the quarter ended March 31, 2000).
10.5	1999 Employee Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed October 28, 1999).
10.6	1999 Non-employee Director Stock Option and Stock Grant Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement filed October 28, 1999).
23	Independent Auditors’ Consent (filed herewith).