Form 10QSB
period 2001-09-30
DOTRONIX INC
filed 2001-11-14
CIK 351809

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2001     Commission File No. 0-9996

DOTRONIX, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1387074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒     NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 12, 2001
Common stock, par value $.05 per share	4,171,341 shares

DOTRONIX, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

DOTRONIX, INC.

(UNAUDITED)

	September 30 2001	June 30 2001
ASSETS
Cash and cash equivalents	$65,564	$68,956
Accounts receivable, less allowance for doubtful accounts of $32,610 and $46,610, respectively	266,009	$785,507

Inventories:
Raw materials	1,230,730	1,168,000
Work-in-process	250,414	256,891
Finished goods	241,779	308,677
Total inventories	1,722,923	1,733,568
Prepaid expenses	62,827	7,109
Total current assets	2,117,323	2,595,140

PROPERTY, PLANT & EQUIPMENT at cost net of accumulated depreciation of $6,075,439 and $6,008,541 respectively	871,515	924,972

OTHER ASSETS:
Excess of cost over fair value of net assets acquired, less amortization of $1,043,967 and $1,025,968, respectively	395,987	413,986
Other	900	400
TOTAL ASSETS	$3,385,725	$3,934,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving loans	$474,130	$561,326
Accounts payable	230,905	214,095
Salaries, wages and payroll taxes	75,777	122,693
Current portion-deferred gain on sale of building	47,613	47,613
Other accrued liabilities	80,276	66,670
Total current liabilities	908,701	1,012,397

DEFERRED GAIN ON SALE OF BUILDING	313,452	325,355

STOCKHOLDERS' EQUITY:
Common stock, $.05 par value	208,567	208,567
Additional paid-in capital	10,919,976	10,919,976
Unearned compensation	(2,375)	(2,375)
Accumulated deficit	(8,962,596)	(8,529,422)
Total stockholders' equity	2,163,572	2,596,746
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,385,725	$3,934,498

See notes to financial statements

STATEMENTS OF OPERATIONS

DOTRONIX, INC.

(UNAUDITED)

	Three months ended,
	September 30
	2001	2000

REVENUES	$590,818	$2,049,997

OPERATING EXPENSES:
Cost of sales	532,823	1,250,008

Selling, general and administrative	477,781	648,866

Interest	13,388	30,575

Net (loss) income	$(433,174)	$120,548

Basic and diluted (loss) income per common share	$(0.10)	$0.03

Average number of common shares outstanding	4,171,341	4,074,732

See notes to financial statements

STATEMENTS OF CASH FLOWS

DOTRONIX, INC

(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) earnings	$(433,174)	$120,548
Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	84,897	88,565
Amortization of deferred gain on sale of building	(11,903)	(11,903)
Change in assets and liabilities:
Accounts receivable	519,498	(108,278)
Inventories	10,645	(127,958)
Prepaid expenses	(55,718)	(18,153)
Other assets	(500)	-
Accounts payable and accrued liabilities	30,416	349,207
Salaries, wages and payroll taxes payable	(46,916)	(93,912)

NET CASH PROVIDED BY OPERATING ACTIVITIES	97,245	198,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(13,441)	(8,095)

NET CASH USED IN INVESTING ACTIVITIES	(13,441)	(8,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving loan	1,065,000	1,950,000
Repayments on revolving loan	(1,152,196)	(2,027,075)
Payments of capital lease obligations	-	(14,096)

NET CASH USED IN FINANCING ACTIVITIES	(87,196)	(91,171)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,392)	98,850

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	68,956	75,466
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$65,564	$174,316

See notes to financial statements

DOTRONIX, INC.

NOTES TO FINANCIAL STATEMENTS

A.            Basis of Presentation

The balance sheet as of September 30, 2001, the statements of operations for the three month periods ended September 30, 2001 and 2000 and the statements of cash flows for the three month periods ended September 30, 2001 and 2000 have been prepared by the Company without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for the three months periods ended September 30, 2001 and 2000 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 2001.

B.                Revolving Line of  Credit

On February 23, 2000, the Company entered into a revolving credit facility with its president and major stockholder, and in September 2000 the Company’s president and major stockholder extended the loan agreement to February 28, 2002, and increased the loan limit to $1,250,000 in secured financing. In September 2001, the Company’s president and major stockholder extended the loan agreement to February 28, 2003 and increased the loan limit to $1,500,000 in secured financing.

The revolving credit facility contains various restrictive covenants including a minimum tangible net worth balance, which the president and major stockholder agreed to reduce to $1.0 million in the first quarter of fiscal 2002. As of November 12, 2001 the Company had $904,985 available under the  revolving credit facility.

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

Company management believes that the cash and cash equivalents on hand at November 12, 2001 and future amounts available under the aforementioned credit agreement should be adequate to meet cash requirements for the balance of the fiscal year.

ITEM2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue decreased by $1,459,000 or 71% for the three months ended September 30, 2001 compared to the prior year. In the three months ended September 30, 2000, the Company realized approximately $1.1 million in sales resulting from the implementation of a strategy to increase the order size and gross margins on certain mature monochrome products by informing customers of its intent to reduce capacity for mature low volume products. In addition, several sales to airports were shipped in that quarter.  Monochrome product sales have declined since December 31, 2000, as orders generated by the monochrome product strategy were completed and capacity was reduced. Large screen color orders have also declined, as offshore competition has increased, and airport installations and other electronic display projects have been cancelled or rescheduled.

Gross margin percentage for the quarter ended September 30, 2001 was 8% compared to 39% for the same quarter ended September 30, 2000.  The decrease was due in part to the strong margins created by larger and higher priced monochrome orders in the prior year and to low capacity  utilization due to the decrease in orders in the quarter ended September 30, 2001.

Selling, general, and administrative expenses decreased $171,000 or 26% in the quarter ended September 30, 2001, when compared to the prior year. The decrease was due to continuing reductions in personnel and a continuing Company wide cost reduction program.

Interest expense decreased $17,000, or 56% during the three month period ended September 30, 2001 compared to the same period of the prior year. Lower interest rates and lower borrowing requirements due to decreased material requirements and collections of accounts receivable caused the decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

On February 23, 2000, the Company entered into a revolving credit facility with its president and major stockholder, and in September 2000 the Company’s president and major stockholder extended the loan agreement to February 28, 2002, and increased the loan limit to $1,250,000 in secured financing. In September 2001, the Company’s president and major stockholder extended the loan agreement to February 28, 2003 and increased the loan limit to $1,500,000 in secured financing.

The revolving credit facility contains various restrictive covenants including a minimum tangible net worth balance, which the president and major stockholder agreed to reduce to $1.0 million in the first quarter of fiscal 2002. As of November 12, 2001 the Company had $904,985 available under the  revolving credit facility.

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

Company management believes that the cash and cash equivalents on hand at November 12, 2001 and future amounts available under the aforementioned credit agreement should be adequate to meet cash requirements for the balance of the fiscal year.

During the three months ended September 30, 2001, cash flow from operations was $97,000. Purchases of property, plant and equipment consumed $13,000 of cash in investing activities. A decrease in business activity and collections of accounts receivables resulted in net repayments of borrowings on the working capital loan of  $87,000. The overall result was a decrease in cash of $3,000. This was primarily due to the net result of a loss of approximately $433,000 which was more than offset by a $519,000 reduction in accounts receivable.

ACCOUNTING PRONOUNCEMENTS

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

Date: November 12, 2001		Dotronix, Inc.

	By	/s/ William S. Sadler
William S. Sadler
President
(Principal Executive
Officer)

	By	/s/ Robert V. Kling
Robert V. Kling
Chief Financial Officer
(Principal Financial
and accounting Officer)