Form 10QSB
period 2001-12-31
DOTRONIX INC
filed 2002-02-14
CIK 351809

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended December  31,  2001     Commission File No. 0-9996

DOTRONIX, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1387074
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒                   NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 12, 2002
Common stock, par value	4,171,341 shares
$.05 per share

DOTRONIX, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

DOTRONIX, INC.

(UNAUDITED)

	December 31	June 30
	2001	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$113,300	$68,956
Accounts receivable, less allowance for doubtful accounts of $32,610 and $46,610 respectively	482,004	785,507
Inventories:
Raw materials	1,060,117	1,168,000
Work-in-process	440,368	256,891
Finished goods	235,608	308,677
Total inventories	1,736,093	1,733,568
Prepaid expenses	51,098	7,109
Total current assets	2,382,495	2,595,140

PROPERTY, PLANT & EQUIPMENT
at cost net of accumulated depreciationof $6,121,081 and $6,008,541 respectively	833,502	924,972

OTHER ASSETS:
Excess of cost over fair value of net assets acquired,less amortization of $1,061,966 and $1,025,968 respectively	377,988	413,986
Other	400	400
TOTAL ASSETS	$3,594,385	$3,934,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving loans	$326,222	561,326
Accounts payable	373,276	212,908
Customer advance payments	310,365	1,187
Salaries, wages and payroll taxes	108,535	122,693
Current portion-deferred gain on sale of building	47,613	47,613
Other accrued liabilities	69,016	66,670
Total current liabilities	1,235,027	1,012,397

DEFERRED GAIN ON SALE OF BUILDING	301,549	325,355

STOCKHOLDERS’ EQUITY:
Common stock, $.05 par value	208,567	208,567
Additional paid-in capital	10,919,976	10,919,976
Unearned compensation	(2,375)	(2,375)
Accumulated deficit	(9,068,359)	(8,529,422)
Total stockholders’ equity	2,057,809	2,596,746
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$3,594,385	$3,934,498

See notes to financial statements

STATEMENTS OF OPERATIONS

DOTRONIX, INC.

(UNAUDITED)

	Three Months Ended,		Six Months Ended,
	December 31		December 31
	2001	2000	2001	2000
REVENUES	$1,058,764	$1,947,437	$1,649,582	$3,997,434

OPERATING EXPENSES:
Cost of Sales	682,765	1,364,714	1,215,588	2,614,722

Selling, general
and administrative	470,997	507,589	948,778	1,156,455

Interest	10,765	35,035	24,153	65,610

Net (loss) income	$(105,763)	$40,099	$(538,937)	$160,647

Basic and diluted net (loss)income per common share	$(0.03)	$0.01	$(0.13)	$0.04

Average number of commonshares outstanding	4,171,341	4,149,335	4,171,341	4,112,034

See notes to financial statements

STATEMENTS OF CASH FLOWS

DOTRONIX, INC .

(UNAUDITED)

	Six Months Ended
	December 31
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(538,937)	$160,647
Adjustment to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	148,538	177,574
Stock compensation	—	38,538
Amortization of deferred gain on sale of building	(23,806)	(23,806)
Change in assets and liabilities:
Accounts receivable	303,503	(5,440)
Inventories	(2,525)	(16,907)
Prepaid expenses	(43,989)	(25,955)
Accounts payable	160,368	(4,964)
Customer advance payments	309,178	23,217
Salaries, wages and payroll taxes payable	(14,158)	(59,037)
Accrued liabilities	2,346	(99,400)

NET CASH PROVIDED BY OPERATING ACTIVITIES	300,518	164,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(21,070)	(14,021)

NET CASH USED IN INVESTING ACTIVITIES	(21,070)	(14,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving loan	2,015,000	3,959,000
Repayments on revolving loan	(2,250,104)	(3,843,848)
Payments of capital lease obligations	—	(28,449)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(235,104)	86,703

NET INCREASE IN CASH AND CASH EQUIVALENTS	44,344	237,149

CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD	68,956	75,466

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$113,300	$312,615

See notes to financial statements

DOTRONIX, INC.

NOTES TO FINANCIAL STATEMENTS

A.            Basis of Presentation

The balance sheet as of December 31, 2001, the statements of operations for the three and six month periods ended December 31, 2001 and 2000 and the statements of cash flows for the six month periods ended December 31, 2001 and 2000 have been prepared by the Company without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and for the three and six months periods ended December 31, 2001 and 2000 presented herein have been made.

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

The revolving credit facility contains various restrictive covenants including a minimum tangible net worth balance, which the president and major stockholder agreed to reduce to $1.0 million in the first quarter of fiscal 2002. As of February 12, 2002 the Company had $949,606 available under the  revolving credit facility.

Interest on outstanding borrowings under the revolving credit facility is accrued at the Wells Fargo Bank prime interest rate plus 3%. Additionally, the Company is required to issue warrants on the Company’s stock to the president and major shareholder for incremental increases in the outstanding borrowings balance.  One warrant is issued for every $4 in incremental borrowings made by the Company.  All warrants issued expire in 4 years and have an exercise price equal to the fair market value of the Company’s stock at the date of grant. Once repayments on the facility have been made, additional warrants are issued for incremental borrowings on the facility only to the extent that the new outstanding borrowings balance exceeds the previous high outstanding borrowings balance. No additional warrants were issued in the current  year.

Company management believes that the cash and cash equivalents on hand at February 12, 2002 and future amounts available under the aforementioned credit agreement should be adequate to meet cash requirements for the balance of the fiscal year.

ITEM2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue decreased by $889,000, or 46%, for the three months ended December 31, 2001, and decreased $2,348,000, or 59%, for the six months ending December 31, 2001, compared to like periods in the prior year.

In the three month  and six months ended December 31, 2000, the Company realized approximately  $1.3 million in sales and $2.4 million in sales, respectively, of certain mature monochrome products.  Comparable sales in the three months and six months ended December 31, 2001 were approximately $540,000 and $730,000, respectively. The monochrome sales occurring in the year ended December 31, 2000  were the  result of  the implementation of a strategy to increase the order size and gross margins on these products by informing customers of its intent to reduce capacity for the products. Monochrome product sales have declined since December 31, 2000, as orders generated by the monochrome product strategy were completed and capacity was reduced. Large screen color orders have also declined, as offshore competition has increased, and airport installations and other electronic display projects have been cancelled or rescheduled.

Recent synergies developed between computer hardware and software, content delivery systems, and a multitude of new display technologies has presented the Company with the opportunity to develop systems and provide turnkey solutions using various electronic display technologies.  Several large fast food restaurant chains have expressed an interest in these types of products, including the installation of trial systems. The Company’s efforts to develop an integrated full service system product line has not contributed significant sales as of December 31, 2001.

The gross margin percentage for the quarter ended December 31, 2001, was 36%, compared to 30%, for the same quarter ended December 31, 2000. The gross margin percentage for the six months ended December 31, 2001, was 26%, compared to 35%, for the six months ended December 31, 2000.  The increase in the gross margin percentage for the quarter ended December 31, 2001, from the prior year quarter was the result of several high margin parts orders for mature products in the current quarter. The decline in the gross margin percentage for the six months ended December, 31, 2001, from the prior year six month period was due to the completion of the monochrome product strategy referred to in the above paragraph in December of 2000, and the significant decline in manufacturing capacity utilization due to the decline in sales in the six months ended December 31, 2001.

Selling, general, and administrative expenses decreased $37,000, or 7%, for the quarter ended December 31, 2001, and $208,000, or 18%, for the six months ended December 31, 2001, when compared to the same periods in the prior year. The decrease was due to continuing reductions in personnel and other continuing cost cutting efforts.

Interest expense decreased $24,000, or 69%, during the quarter ended December 31, 2001 and $41,000, or 63%, for the six months ended December 31, 2001, compared to the same periods of the prior year.  Lower interest rates, and lower borrowing requirements due to decreased material requirements and the collections of accounts receivable contributed to the decrease in interest expense. Also, no additional warrants related to the line of credit were issued.

LIQUIDITY AND CAPITAL RESOURCES

On February 23, 2000, the Company entered into a revolving credit facility with its president and major stockholder. In September 2001, the Company’s president and major stockholder extended the loan agreement to February 28, 2003 and increased the loan limit to $1,500,000 in secured financing.

The revolving credit facility contains various restrictive covenants including a minimum tangible net worth balance, which was reduced to $1.0 million in the first quarter of fiscal 2002. As of February 12, 2002 the Company had $949,606 available under the  revolving credit facility.

Interest on outstanding borrowings under the revolving credit facility is accrued at the Wells Fargo Bank prime interest rate plus 3%. Additionally, the Company is required to issue warrants on the Company’s stock to the president and major shareholder for incremental increases in the outstanding borrowings balance.  One warrant is issued for every $4 in incremental borrowings made by the Company.  All warrants issued expire in 4 years and have an exercise price equal to the fair market value of the Company’s stock at the date of grant. Once repayments on the facility have been made, additional warrants are issued for incremental borrowings on the facility only to the extent that the new outstanding borrowings balance exceeds the previous high outstanding borrowings balance. No additional warrants were issued in the current  year.

During the six months ended December 31, 2001, cash and cash equivalents increased by $44,000. The negative effect on cash flows of  the net loss of $539,000 was more than offset by other operating activities. Collections of accounts receivable net of new billings amounted to $304,000 and advance payments of $310,000 were received from customers for orders due to ship in the next quarter.  Cash flow provided by operations was $301,000. Proceeds were used to pay down the revolving loan in the amount of  $235,000, and to purchase  property plant and equipment totaling $21,000.

Company management believes that the cash and cash equivalents on hand at February 12, 2002 and future amounts available under the aforementioned credit agreement should be adequate to meet cash requirements for the balance of the fiscal year.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Account Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142  requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS No. 142 is effective for the Company’s fiscal year beginning July 1, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

COMMON STOCK LISTING

The Company’s Common Stock previously was  quoted on the NASDAQ Stock Market under the symbol “DOTX”.  Effective August 4, 1999 the Company’s Common Stock transferred to the OTC Bulletin Board.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

At the annual meeting of the shareholders of the Company held on December 28, 2001 the following items were voted on:

Election of Directors
	Votes For	Withheld
William S. Sadler	2,591,033	98,430
Ray L. Bergeson	2,591,033	98,430
Edward L. Zeman	2,590,998	98,465
L. Daniel Kuechenmeister	2,591,033	98,430

Confirmation of Outside Auditors	Votes For	Against	Abstain

Deloitte & Touche LLP	2,617,283	51,080	21,100

Item 6.  Exhibits and reports on Form 8-K

                No reports on Form 8-K were issued during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2002	Dotronix, Inc.

	By	/s/ William S. Sadler
William S. Sadler
President
(Principal Executive
Officer)

	By	/s/ Robert V. Kling
Robert V. Kling
Chief Financial Officer
(Principal Financial
and accounting Officer)