Form 10QSB
period 2002-03-31
DOTRONIX INC
filed 2002-05-15
CIK 351809

CONFORMED COPY

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended March 31,  2002           Commission File No. 0-9996

DOTRONIX, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1387074
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒                                    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 14, 2002
Common stock, par value	4,171,341 shares
$.05 per share

DOTRONIX, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

DOTRONIX, INC.

(UNAUDITED)

	March 31	June 30
ASSETS	2002	2001
Cash and cash equivalents	$39,802	$68,956
Accounts receivable, less allowance for doubtful accounts of $24,669 and $46,610 respectively	685,436	785,507

Inventories:
Raw materials	953,652	1,168,000
Work-in-process	301,910	256,891
Finished goods	161,540	308,677
Total inventories	1,417,102	1,733,568
Prepaid expenses	39,347	7,109
Total current assets	2,181,687	2,595,140

PROPERTY, PLANT & EQUIPMENT
at cost net of accumulated depreciation of $5,477,088 and $6,008,541 respectively	802,349	924,972

OTHER ASSETS:
Excess of cost over fair value of net assets acquired, less amortization of $1,079,966 and $1,025,968, respectively	359,988	413,986
Other	400	400
TOTAL ASSETS	$3,344,424	$3,934,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving loans	$683,863	$561,326
Accounts payable	293,899	214,095
Salaries, wages and payroll taxes	79,886	122,693
Current portion-deferred gain on sale of building	47,613	47,613
Other accrued liabilities	65,801	66,670
Total current liabilities	1,171,062	1,012,397

DEFERRED GAIN ON SALE OF BUILDING	289,645	325,355

STOCKHOLDERS' EQUITY:
Common stock, $.05 par value	208,567	208,567
Additional paid-in capital	10,919,976	10,919,976
Unearned compensation	—	(2,375)
Accumulated deficit	(9,244,826)	(8,529,422)
Total stockholders' equity	1,883,717	2,596,746
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,344,424	$3,934,498

See notes to financial statements.

STATEMENTS OF OPERATIONS

DOTRONIX, INC.

(UNAUDITED)

	Three months ended,		Nine months ended,
	March 31		March 31

	2002	2001	2002	2001

REVENUES	$1,259,669	$1,181,165	$2,909,251	$5,178,599

OPERATING EXPENSES:
Cost of sales	951,307	900,750	2,166,895	3,515,472

Selling, general and adminstrative	474,255	650,014	1,423,033	1,806,469

Interest	10,574	25,684	34,727	91,294

Net (loss)	$(176,467)	$(395,283)	$(715,404)	$(234,636)

Basic and diluted net loss per common share	($0.04)	($0.09)	($0.17)	($0.06)

Average number of common shares outstanding	4,171,341	4,165,041	4,171,341	4,129,445

See notes to financial statements.

STATEMENTS OF CASH FLOWS

DOTRONIX, INC

(UNAUDITED)

	Nine months ended
	March 31
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(715,404)	$(234,636)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	211,803	266,269
Stock compensation	2,375	38,538
Amortization of deferred gain on sale of building	(35,710)	(35,709)
Change in assets and liabilities:
Accounts receivable	100,071	796,837
Inventories	316,466	169,467
Prepaid expenses	(32,238)	(23,637)
Accounts payable	79,804	(411,262)
Salaries, wages and payroll taxes payable	(42,807)	(106,934)
Accrued liabilities	(869)	(82,677)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(116,509)	376,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(35,182)	(31,713)

NET CASH USED IN INVESTING ACTIVITIES	(35,182)	(31,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving loan	3,264,000	5,709,000
Repayments on revolving loan	(3,141,463)	(5,996,206)
Payments of capital lease obligations	—	(33,256)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	122,537	(320,462)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,154)	24,081

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	68,956	75,466
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$39,802	$99,547

See notes to financial statements.

DOTRONIX, INC.

NOTES TO FINANCIAL STATEMENTS

A.            Basis of Presentation

The balance sheet as of March 31, 2002, the statements of operations for the three and nine month periods ended March 31, 2002 and 2001 and the statements of cash flows for the nine month periods ended March 31, 2002 and 2001 have been prepared by the Company without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for three and nine month periods ended March 31, 2002 and 2001 presented herein have been made.

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

B.            Revolving Line of  Credit

On February 23, 2000, the Company entered into a revolving credit facility with its president and major stockholder, and in September 2000 the Company’s president and major stockholder extended the loan agreement to February 28, 2002, and increased the loan limit to $1,250,000 in secured financing. In September 2001, the Company’s president and major stockholder extended the loan agreement to February 28, 2003 and increased the loan limit to $1,500,000 in secured financing

The revolving credit facility contains various restrictive covenants including a minimum tangible net worth balance, which the president and major stockholder agreed to reduce to $1.0 million in the first quarter of fiscal 2002. As of May 14,  2002 the Company had $838,998 available under the  revolving credit facility.

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

Company management believes that the cash and cash equivalents on hand at May 14, 2002 and future amounts available under the aforementioned credit agreement should be adequate to meet cash requirements for the balance of the fiscal year. There is no certainty that the existing credit facility will be extended beyond February 28, 2003, or that the Company will be able to replace it.

ITEM2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue increased by $79,000, or 7%, for the three months ended March 31, 2002, and decreased $2,269,000, or 44%,  for the nine months ending March 31, 2002, compared to like periods in the prior year.

In the three month  and nine months ended March  31, 2001, the Company realized sales of approximately  $640,000 and $2.9 million, respectively, of certain mature monochrome products. Comparable sales in the three months and nine months ended March 31, 2002 were approximately $600,000 and $1.3 million, respectively. The monochrome sales occurring in the nine months ended March 31, 2001  were the  result of  the implementation of a strategy to increase the order size and gross margins on these products by informing customers of its intent to reduce capacity for the products. Monochrome product sales have declined since March 31, 2001, as orders generated by the monochrome product strategy were completed and capacity was reduced. Large screen color orders have also declined, as offshore competition has increased, and airport installations and other electronic display projects have been cancelled or rescheduled.

The Company is continuing to develop turnkey solutions to various electronic digital display requirements of customers. Recent proposals included a command and control system installation for a state highway department and several proposals to large fast food restaurant chains. Company management believes that the strong presence in the video display market  it has created over many years of successful  operation  as a manufacturer of video display devices can be built upon to change the Company from the provider of a single component , to providing the entire system. The Company’s efforts to develop an integrated full service system product line has not contributed significant sales as of  March 31, 2002.

The gross margin percentage for the quarter ended March 31, 2002, was 24%, the same as the quarter ended  March  31, 2001. The gross margin percentage for the nine months ended March 31, 2002, was 26%, compared to 32%, for the nine months ended March 31, 2001. The decline in the gross margin percentage for the nine months ended March 31, 2002, from the prior year nine month period was due to the completion of the monochrome product strategy referred to above.

Selling, general, and administrative expenses decreased $176,000, or 27%, for the quarter ended March 31, 2002, and $383,000, or 21%, for the nine months ended March 31, 2002, when compared to the same periods in the prior year. The decrease was due to significant expense reduction efforts, primarily in employment levels and in the reduction of medical benefit costs.

Interest expense decreased $15,000, or 59%, for the three months ended March 31, 2002, and $57,000, or 62%, for the nine months ended March 31, 2002, compared to the same periods of the prior year. Lower interest rates, and lower borrowing requirements contributed to the decrease in interest expense. Also, no additional warrants related to the line of credit were issued.

As of March 31, 2002, the Company had available income tax operating loss carry-forwards that can be used to offset future taxable income. The Company has recorded a valuation allowance against all benefits associated with net operating loss carry-forwards as it is less probable than not that they will ultimately be realized.

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

The revolving credit facility contains various restrictive covenants including a minimum tangible net worth balance, which the president and major stockholder agreed to reduce to $1.0 million in the first quarter of fiscal 2002. As of May 14, 2002 the Company had $838,998 available under the  revolving credit facility.

Warehouse facilities, office equipment, computer equipment and vehicles are leased under non-cancelable operating leases.  Minimum future obligations on these operating leases and amounts owing under the revolving credit facility, at March 31, 2002, are as follows:

	1 Year	2-3 Years	4-5 years	Over 5 Years	Total

Operating leases	$165,429	$170,346	$147,199	$152,500	$635,474

Revolving credit facility (Line of Credit)	$683,863				$683,863

Total	$849,292	$170,346	$147,199	$152,500	$1,319,337

During the nine months ended March 31, 2002, cash and cash equivalents decreased by $29,000. The net cash used in operating activities was $117,000. The negative effect on cash flows of  the net loss of $715,000, of which $178,000 were non-cash transactions, was partially offset by other operating activities. Collections of accounts receivable net of new billings amounted to $100,000 in increased cash. Inventory reductions provided $316,000 in cash flow. Additional cash activity included the purchase of property, plant, and equipment totaling $35,000 and additional borrowings against the  revolving loan in the amount of  $123,000.

Company management believes that the cash and cash equivalents on hand at May 14, 2002 and future amounts available under the aforementioned credit agreement should be adequate to meet cash requirements for the balance of the fiscal year. There is no certainty that the existing credit facility will be extended beyond February 28, 2003, or that the Company will be able to replace it.

CREDIT, RETURN AND OTHER CRITICAL ACCOUNTING POLICIES

The Company has credit policies that establish specific criteria related to credit worthiness that its customers must meet prior to the shipment of product to the customer. The Company periodically makes limited and selective exceptions to its policy of not shipping to customers with overdue balances when the particular customer has met specific criteria which are indicative of a wherewithal to pay their past due and future balances.

The Company does not accept returns from customers without its prior authorization. Returns are typically accepted only for damaged or defective goods, or for pricing or shipping discrepancies. The Company reserves the right to refuse authorization of any returns. If the Company accepts an unauthorized return or if a return is the result of a customer error, the  customer may be subject to a 10% handling charge. The Company reserves the right to cancel open orders or backorders for those customers who abuse or excessively use return privileges.

The Company believes that the selection and application of its accounting policies are appropriately reasoned. The following are the accounting policies that management believes require the most difficult, subjective or complex judgments about matters that are inherently uncertain.

Inventory Valuation - A reserve is established for estimated surplus and discontinued inventory items. The amount of the reserve is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item.

Allowance for Doubtful Accounts - An allowance is established for estimated uncollectible accounts receivable. The required allowance is determined by reviewing customer accounts and making estimates of amounts that may be uncollectible. Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business, and economic conditions, and other relevant facts and circumstances. Unexpected changes in the aforementioned factors would result in materially different amounts for this item.

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

Date: May 14, 2002		Dotronix, Inc.

	By	/s/ William S. Sadler
William S. Sadler
President
(Principal Executive Officer)

	By	/s/ Robert V. Kling
Robert V. Kling
Chief Financial Officer
(Principal Financial and accounting Officer)