Form 10KSB
period 2002-06-30
DOTRONIX INC
filed 2002-10-01
CIK 351809

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT

Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year	Commission
ended June 30, 2002	file No. 0-9996
DOTRONIX, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1387074
(State or other jurisdiction of	(I.R.S. Employer)
Incorporation of organization)	Identification No.)

160 First Street S.E.
New Brighton, Minnesota	55112-7894
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (651) 633-1742

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

State issuer’s revenues for its most recent fiscal year:  $3,513,900

The aggregate market value of common equity stock held by non-affiliates of the registrant as of August 30, 2002, is approximately  $486,894 (based on the last sale price of such stock as reported by the OTC Bulletin Board).

The number of shares outstanding of the registrants common stock, as of August 30, 2002, was 4,172,841.

A portion of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated into Part III as set forth therein.

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

Item 1. Business

General

Dotronix, Inc. (the “Company”), founded in 1980, originally focused on designing, manufacturing and marketing cathode ray tube (“CRT”) displays. These displays were typically sold to original equipment manufacturers (OEMS) and display system integrators. Because of increased competition from other manufacturers and the introduction of several new display technologies, the Company has undertaken a major change in strategy to purchase its products rather than manufacture them. As part of this strategy it has secured competitive pricing from reliable vendors for both CRT based products and CRT replacement products such as plasma panels, digital light projectors (DLP), liquid crystal displays (LCD), and light emitting diode displays (LED). In addition, the Company is developing a systems approach to product development and product marketing to provide all products and services, including display devices, required to operate and maintain an integrated electronic display system. There is no assurance the Company will be successful in executing  its strategy.

Products

Although the Company  will continue to manufacture and support several types of CRT based monitors to end user markets, including medical diagnostic equipment manufacturers and transportation hub operators  such as airports and train stations, it is actively developing both internal and external resources to enable it to provide fully integrated display systems solutions to meet the electronic display needs of many industries. In addition to supplying the basic display device, the Company is partnering with outside vendors and developing internal capabilities to provide several system elements, such as  the software to drive display content and content scheduling, display content creation and modification, content delivery methods including various broadband systems, system design and installation, and system maintenance. Efforts to market these systems have not  yet produced material revenues.

Marketing

The Company’s marketing efforts include maintaining contacts with various OEMS and system integrators for its CRT based products. In support of the Company’s efforts to develop a digital signage systems market presence it has targeted certain industries, such as the fast food industry, and highway department traffic control and monitoring centers. The Company does extensive direct mail marketing to targeted markets, maintains and promotes an interactive web site,  and exhibits at various system oriented trade shows.  Follow up and sales presentations are performed by its own technically trained sales employees.

3% of the Company’s revenues during the year ended June 30, 2002, consisted of sales to customers in Europe, Canada, and Asia.

Two customers accounted for 10% or more of revenues during one or more of the last three fiscal years.  Their respective percentages of revenue by fiscal year is as follows:

	2002	2001	2000
Customer A	14%	6%	17%
Customer B	12%	4%	4%

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

Manufacturing and Suppliers

The Company purchases the components of its CRT displays from outside suppliers. The Company assembles and tests these components. The Company also purchases completed CRT displays offshore in order to improve its competitive position.

The Company has maintained manufacturing capacity for certain monochrome products which have experienced  a decline in volume over the previous several years.  The level of sales from these types of products is expected to continue to decline significantly in the future. The Company has reduced capacity accordingly.

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

Government Regulations

The Company’s products, or products into which they are incorporated, must be certified by officials of the Department of Health and Human Services as complying with regulations limiting the amount of radiation that may be emitted by CRT displays.  The Company has been able to obtain such approvals without material delay.  The Company has received exemption from certain of the certification procedures under an exception contained in the regulations, which reduces the administrative burden of such certification procedures.  In addition, the Company’s products are subject to Federal Communications Commission regulations limiting the amount of radio noise emissions from computing devices.  The Company has been able to obtain the necessary certifications in a timely manner.

Personnel

As of June 30, 2002, the Company had 27 full-time employees.  The Company believes that its relationship with its employees is satisfactory.  None of the Company’s employees are covered by collective bargaining agreements.

Sales Backlog

The Company’s sales backlog expected to be shipped by the end of the following fiscal year was approximately $242,000 at August 31, 2002, and $315,000 at August 31, 2001.  The Company believes that the dollar amount of backlog at a given date is not necessarily indicative of sales for any succeeding period.

Research and Development.

Research and development costs totaled approximately $129,000 for fiscal 2002, $169,000 for fiscal 2001 and $247,000 for fiscal 2000.

Item 2. PROPERTIES

The Company’s corporate offices and certain manufacturing operations are located in a building that is approximately 17,000 square feet in New Brighton, Minnesota. The building was purchased from the Company by William S. Sadler, president and also a major stockholder of the Company, and leased back by the Company in fiscal 1999. Rental payments are $6,100 per month through April 2004. From May 2004 to April 2009, rent is $2,500 per month plus an additional amount equal to the monthly payments of principal and interest (at June 30, 2002, a rate of  5.875%) on a 15 year loan  of $456,000 obtained by Mr. Sadler, with total monthly payments not to be less than $6,100. At June 30, 2002, the additional rent under these terms would have been $3,817 per month. The lease agreement has two five year options with rental payments of $3,000 plus Additional Rent and $3,500 plus Additional Rent, respectively.  In addition to the rental amounts described above, the Company is responsible for all other costs, fees, expenses, and other charges which may arise. These lease terms were approved by the Company’s outside directors based on a study of comparable rental properties.

The Company also leases in New Brighton, under a five year lease that expires March 2003, approximately 22,000 square feet of warehouse space from a company wholly owned by William S. Sadler, at a rental rate of $4,832 per month.  The lease has a renewal option for five additional years at the same rate, which the Company does not expect to exercise as the space is not needed. These lease terms were approved by the Company’s outside directors based on a study of comparable rental properties.  The Company has been successful in subletting approximately 15,333 square feet of this space.

The Company’s manufacturing facility in Eau Claire, Wisconsin is located in an approximately 33,600 square foot building owned by the Company. The Company anticipates moving the manufacturing operations to New Brighton in fiscal 2003. The building has been listed for sale with a real estate agent.

In the opinion of Company management these properties are adequately covered by insurance.

 Item 3. LEGAL PROCEEDINGS

None

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol “DOTX”. The following table sets forth the range of high and low closing sales prices of the Common Stock.

Fiscal Year Ended June 30, 2002	High	Low_
First Quarter	$0.43	$0.19
Second Quarter	$0.40	$0.11
Third Quarter	$0.51	$0.23
Fourth Quarter	$0.30	$0.15

Fiscal Year Ended June 30, 2001	High	Low_
First Quarter	$0.25	$0.19
Second Quarter	$0.44	$0.13
Third Quarter	$0.51	$0.22
Fourth Quarter	$0.36	$0.19

As of June 30, 2002, there were 323 record holders of the Company’s Common Stock.  The Company has not paid dividends on its Common Stock and does not expect to pay cash dividends for the foreseeable future.  The Company’s current borrowing arrangement prohibits the payment of cash dividends.  The Company’s current policy is to retain any earnings to finance operations.

Equity Compensation Plan Information

The Company maintains the 1999 Employee Stock Incentive Plan (the “Employee Plan”) and the 1999 Non-employee Director Stock Option and Stock Grant Plan (the “Non-employee Director Plan”), pursuant to which it may grant equity awards to eligible persons.  The company has options outstanding under the 1989 Stock Option and Restricted Stock Plan (the “1989 Employee Plan”), which expired September 11, 1999 and the 1991 Non-employee Director Stock Option and Stock Grant Plan (the “1991 Non-employee Director Plan”) which also expired September 11, 1999 .  All of these plans were approved by the shareholders of the Company.

The following table gives information about equity awards under the Plans listed above.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation plans approved by security holders	111,264	(1)	$1.22	232,409	(2)

Equity compensation plans not approved by security holders	None		Not applicable	None

Total	111,264		Not applicable	232,409

(1) No shares to be issued under outstanding options under the Employee Plan, 25,000 shares under the Non-employee Director Plan and 18,764 shares under the 1989 Employee Plan and 67,500 under the 1991 Non-employee Director Plan.

(2) 162,409 shares remaining under the Employee Plan, 70,000 shares remaining under the Non-employee Director Plan, no shares remaining under the 1989 Employee Plan and no shares under the 1991 Non- employee Director Plan.  The shares remaining under the Employee Plan are issuable in the form of options, restricted common stock or non-restricted common stock.  The shares remaining under the Non-employee Director Plan are issuable in the form of options and non-restricted common stock.

Recent Sales of Unregistered Securities

The Company issued warrants exercisable for 16,131 shares of common stock in fiscal 2002 to its president, who is also a major shareholder,  in connection with a revolving credit agreement between the Company and its president.  These warrants expire four years from their date of issuance and have an exercise price equal to the fair market value of the Company’s stock at the date of issuance.  The warrants issued in fiscal 2002 have a weighted average exercise price of $0.195.  The issuance of these warrants is exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                CONDITION AND RESULTS OF OPERATIONS

Management Plans:

The Company continues to experience substantial revenue declines and has incurred net losses of $1.6 million, $0.5 million, and $1.3 million in fiscal 2002, 2001, and 2000 respectively. In addition, the Company has used approximately $89,000, $40,000, and $398,000 of cash in operations in 2002, 2001, and 2000 respectively. Currently, the Company does not generate enough revenue to support its cost structure, and the Company will continue to need external borrowings to support operations until the operations improve.  As a result, the Company has been unable to obtain traditional financing arrangements and in February 2000 the Company’s president, who is also a major stockholder, entered into an agreement to provide up to $1,000,000 of secured financing to the Company in the form of cash loans, or a guarantee of Company borrowings.

In September 2000, the Company’s president agreed to extend the loan agreement to February 28, 2002, and to increase the loan limit to $1,250,000 in secured financing. In September 2001, the Company’s president agreed to extend the loan agreement to February 28, 2003 and to increase the loan limit to $1,500,000 in secured financing. In September 2002 the Company’s president  agreed to extend the loan agreement to September 30, 2003, and to eliminate the tangible net worth covenant.

During fiscal 2002, the Company continued a staff reduction effort that started in fiscal 2000. Reduction in staff in fiscal 2002 was approximately 34% and the reduction in staff in fiscal 2001 was approximately 23%. Overall, operating cost of all types, including manufacturing costs, declined by approximately $850,000, or 23%, in fiscal 2002, excluding a one time charge of $342,000 for Goodwill impairment. The Company continues to monitor costs and anticipates additional cost reductions.

The Company has undertaken a major change in strategy which includes two major goals. One goal is to purchase its products rather than manufacture them. The costs of maintaining manufacturing capacity in a highly volatile and uncertain market makes in house manufacturing impractical and unprofitable. As part of this strategy it has secured competitive pricing for both CRT based products and CRT replacement products such as plasma panels, digital light projectors (DLP), liquid crystal displays (LCD), and light emitting diode displays (LED). Success in reaching this goal will provide improved gross margins, lower inventory costs and shorter lead times.

The other goal is to become more valuable to the end user of display devices by incorporating all elements of a display system into the Company’s product offerings. To that end the Company is developing strong relationships with other companies which provide various hardware, software, installation and maintenance products and services relevant to electronic display systems. Where warranted, the Company is also developing internal capabilities to provide these products and services. Attainment of this goal will result in improved gross margins and a more valuable and profitable relationship with customers. There is no assurance that the Company will be successful in executing these strategies.

The Company plans to move its manufacturing capability from Eau Claire, Wisconsin to New Brighton, Minnesota, in fiscal 2003. All manufacturing operations other than final assembly will be discontinued.  The Eau Claire building, although still in operation,  has been listed for sale with a real estate agent.

Results of Operations:

The Company’s revenues decreased $2,716,365 (44%) and $1,124,438 (15%) during the fiscal years ended June 30, 2002, and June 30, 2001, from the respective preceding fiscal years. The decrease for fiscal 2002 was attributable to the severe downturn suffered by the travel industry. The decrease for fiscal 2001 was attributable to a decrease in sales of monochrome products in the second half of the year, and to a general downturn in the economy which led to delayed or cancelled full screen color product orders. Five customers comprised 40% of the total fiscal 2002 sales of the Company.  In fiscal 2001 and 2000 these same customers comprised 13% and 18% of sales, respectively.

The Company’s gross margin was 20%, 32% and 28% in fiscal 2002, 2001, and 2000, respectively.  The change in fiscal 2002 was due to write-downs of inventory related to certain monochrome products and to manufacturing capacity under-utilization. The change in 2001 reflects the Company’s increase in price and minimum order quantity on orders for certain monochrome products.

Selling, general, and administrative expenses decreased 20% in fiscal 2002 and decreased 26% in fiscal 2001 from their respective preceding fiscal years. The decrease in fiscal 2002 and fiscal 2001 was due to a company wide restructuring initiative which began in December 2000. In fiscal 2002, full time employment was reduced from 41 employees to 27 employees.

In the fourth quarter of fiscal 2002, goodwill was determined to be impaired in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and was written down to zero. The impairment was related to certain monochrome products for which sales have declined significantly.  The Company incurred a one time impairment charge of approximately $342,000.

Interest expense decreased 54% in fiscal 2002 and decreased 20% in fiscal 2001, from the respective preceding fiscal years. In February of 2000 that credit facility was replaced by another lender, the Company’s president and also a major stockholder, who required the issuance of warrants. The decrease in both years was due to lower interest rates and lower borrowing levels due to decreased sales and expenses. In addition, interest expense relating to the issuance of warrants decreased form $45,400 in fiscal 2001 to $148 in fiscal 2002.

As of June 30, 2002, the Company had available income tax operating loss carry-forwards of approximately $7,501,000 that can be used to offset future taxable income. The Company has recorded a valuation allowance against all benefits associated with net operating loss carry-forwards as it is less probable than not that they will ultimately be realized.

Financial Condition, Liquidity and Capital Resources

On February 23, 2000, the Company entered into a revolving credit facility with its president, who is also a major stockholder, and in September 2000, the Company’s president agreed to extend the loan agreement to February 28, 2002, and to increase the loan limit to $1,250,000 in secured financing. In September 2001, the Company’s president agreed to extend the loan agreement to February 28, 2003 and to increase the loan limit to $1,500,000 in secured financing. In September 2002 the Company’s president  agreed to extend the loan agreement to September 30, 2003. The revolving credit facility contains a minimum tangible net worth covenant, which the president and major stockholder agreed to reduce to $1.0 million in the first quarter of fiscal 2002. In September of 2002 the president agreed to eliminate the tangible net worth covenant. As of September 27, 2002, the Company had $698,990 available under the agreed to extension of the revolving credit facility.

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

	2002	2001
Dividend yield	None	None
Risk free interest rate	3.84%	4.58%
Expected life	4 years	4 years
Expected volatility	135%	128%

There was a total of  16,131 warrants issued in fiscal 2002, 43,991 warrants issued in fiscal 2001 and 142,703 warrants issued in fiscal 2000, for a total of  202,825 warrants. The warrants weighted average exercise price is $0.47, and  their weighted average remaining life was 2 years at  June 30, 2002. The fair value of the warrants totaled approximately $67,400 which is being amortized over the term of the loan agreement. Interest expense related to warrants was $148 for the year ended June 30, 2002, $45,400 for the year ended June 30, 2001, and $20,000 for the year ended June 30, 2000.

In 2000 and 1999 certain employees of the Company agreed to a decrease in salary for an equal value of the Company’s common stock. Stock earned through April 7, 2000 was issued in October 2000, covering $34,164 in salary. The balance of salary owed was paid in cash when the program was terminated

In the year ended June 30, 1999, the Company entered into employment agreements with three employees whereby 26,000 shares of restricted stock were granted. One third of the stock vested on each of the employees’ first three anniversary dates. In fiscal 1999, 10,000 shares vested, in fiscal 2000,  7,000 shares vested, in fiscal 2001,  7,000 shares vested, and in fiscal 2002, 2000 shares vested.  Compensation expense of $2,375 was recognized in fiscal 2002,  $6,750  was recognized in each of the fiscal years, 2001 and 2000,  and $11,500 was recognized in fiscal 1999.  The Company  had no accrued unearned compensation as of June 30, 2002,  $2,375 of accrued unearned compensation at June 30, 2001, and $9,125 at June 30, 2001, related to these agreements.

Commitments and Contingencies

Warehouse facilities, office equipment, computer equipment and vehicles are leased under non-cancelable operating leases.  Minimum future obligations on these operating leases and amounts owing under the revolving credit facility, at June 30, 2002, are as follows:

	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Operating leases	$178,000	$174,000	$147,000	$135,000	$634,000

Revolving credit facility	$767,720				$767,720
(Line of Credit)

Total	$945,720	$174,000	$147,000	$135,000	$1,401,720

Cash Flow

During the year ended June 30, 2002, cash flow used in operating activities was $89,000.

Non-cash depreciation, amortization, and goodwill impairment costs totaled $570,000, which reduced the effect on cash of a net loss of $1,590,519. Net changes in current assets and current liabilities other than cash and cash equivalents reduced the effects of the net loss by approximately $642,000. Cash used to purchase fixed assets amounted to $36,000.  Additional borrowings totaled $206,000. Cash and cash equivalents increased by approximately $81,000.

During the year ended June 30, 2001, cash flow used in operating activities was $40,000. The cash effect of a net loss of $525,000 was reduced by $362,000 of non-cash expenses including depreciation, amortization, and employee remuneration paid in common stock. Net changes in non-cash current assets and current liabilities, reflecting a decrease in business activity, reduced the effect of the net loss by $123,000, and  $41,000 of cash was spent to purchase various fixed assets. Additional net borrowings contributed $75,000 to year end cash. Cash and cash equivalents decreased approximately $7,000 from the preceding year

During fiscal 2000, cash flow used in operating activities was $398,000. A net loss of $1,318,000 was partially offset by depreciation and amortization of approximately  $282,000 and a reduction in inventories and accounts receivables of $436,000. Cash of  $93,000 was used to purchase equipment. Financing activities used approximately $54,000, primarily for the repayment of debt.

Company management believes that the cash and cash equivalents on hand at September 27, 2002, and future amounts available under the aforementioned credit agreement should be adequate to meet cash requirements for the next year.

Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Transactions.  SFAS No. 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell.  The Company will adopt SFAS 144 in fiscal 2003, and has determined that it will have no effect on its financial statements.

FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The Standard requires companies to recognize with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 replaces previous accounting guidance provided by the (Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

Quantitative and Qualitative Disclosures About Market Risk:

The Company believes that its revenues and results of operations have not been significantly affected by inflation during the three years ended June 30, 2002.

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

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

See Part I of this report.  Pursuant to General Instruction E(3), reference is made to information contained under the heading “Election of Directors” in the Company’s definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 29, 2002, which information is incorporated herein.

Executive Officers of the Company

The executive officers of the Company who are not also directors of the Company are as follows:

Name	Age	Position

Robert J. Andrews	60	Vice President, Operations
Robert V. Kling	60	Chief Financial Officer

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

Item 10. EXECUTIVE COMPENSATION

Pursuant to General Instruction of E(3), reference is made to information contained under the heading “Executive Compensation” in the Company’s definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 29, 2002, which information is incorporated herein.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction E(3), reference is made to information contained under the heading “Voting Securities and Principal Holders” in the Company’s definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 29, 2002, which information is incorporated herein.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction E(3), reference is made to information contained under the heading “Certain Transactions” in the Company’s definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 29, 2002, which information is incorporated herein.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Listing of Exhibits

3.1		Articles of Incorporation, as amended to date of this report (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988).

3.2

Bylaws of the Company as amended December 11, 2000 through a written action of the board of directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001).

4.1		Specimen certificate representing the Company’s Common Stock (incorporated by reference to exhibit 3(a) to Amendment No. 2 to the Company’s Registration Statement on Form S-18, File No. 2-71333C).

10.1	*

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

10.4		Loan and security agreements by and between the Company and William S. Sadler, dated February 23, 2000 (incorporated by reference to exhibit 10.1 on Form 10-QSB for the quarter ended March 31, 2000).

10.5	*	1999 Employee Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed October 28, 1999).

10.6	*	1999 Non-employee Director Stock Option and Stock Grant Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement filed October 28, 1999).

10.7		Agreement to extend and amend loan and security agreement between the Company and William S. Sadler, dated September 27, 2002 (filed herewith).

23		Independent Auditors’ Consent (filed herewith).

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-KSB pursuant to Item 13(a) of this Report.

(b)	Reports on Form 8-K

No reports were filed on Form 8-K during the quarter ended June 30, 2002.

Item 14. Controls and Procedures

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOTRONIX, INC.

Date: September 27, 2002	By	/s/ William S. Sadler
William S. Sadler, President

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature

September 27, 2002	By	/s/ William S. Sadler
William S. Sadler, President, Treasurer and Director

September 27, 2002	By	/s/ Robert V. Kling
Robert V. Kling, Chief Financial Officer

September 27, 2002	By	/s/ Ray L. Bergeson
Ray L. Bergeson, Director

September 27, 2002	By	/s/ Edward L. Zeman
Edward L. Zeman, Director

September 27, 2002	By	/s/ L. Daniel Kuechenmeister
L. Daniel Kuechenmeister, Director

SECTION 302 CERTIFICATIONS

I, William S. Sadler, certify that:

1.	I have reviewed this annual report of Dotronix, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date	Signature
September 27, 2002	By	/s/ William S. Sadler
William S. Sadler, President

I, Robert V. Kling, certify that:

1.	I have reviewed this annual report of Dotronix, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date	Signature
September 27, 2002	By	/s/ Robert V. Kling
Robert V. Kling, Chief Financial Officer

DOTRONIX, INC.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Dotronix, Inc.

New Brighton, Minnesota

We have audited the accompanying balance sheets of Dotronix, Inc. (the Company) as of June 30, 2002 and 2001 and the related statements of operations, stockholders’ equity, and cash flows for the three years in the period ended June 30, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2002 and 2001 and the results of its operations and its cash flows for the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte and Touche LLP

September 27, 2002

BALANCE SHEETS

DOTRONIX, INC.

	Years ended June 30
	June 30, 2002	June 30, 2001
CURRENT ASSETS:
Cash and cash equivalents	$150,328	$68,956
Accounts receivable, less allowance for doubtful accounts of $18,000 and $46,610 respectively	369,162	785,507
Inventories (Note A)	1,048,417	1,733,568
Prepaid expenses	6,631	7,109
TOTAL CURRENT ASSETS	1,574,538	2,595,140

PROPERTY, PLANT & EQUIPMENT (Notes A and B)	757,793	924,972

OTHER ASSETS:
Excess of cost over fair value of net assets acquired, less amortization (Note A)	—	413,986
Other	—	400
	$2,332,331	$3,934,498

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving loan payable to a related party (Note C)	$767,720	$561,326
Accounts payable	104,209	214,095
Salaries, wages and payroll taxes	78,233	122,693
Current portion — deferred gain of sale of building to related party (Note H)	47,613	47,613
Other accrued liabilities	45,912	66,670
TOTAL CURRENT LIABILITIES	1,043,687	1,012,397

DEFERRED GAIN ON SALE OF BUILDING	277,742	325,355
TO RELATED PARTY (Note H)

COMMITMENTS AND CONTINGENCIES (Notes D, H, and I)	—	—

STOCKHOLDERS' EQUITY (Notes C and E):
Common stock, $.05 par value, 12,000,000 shares authorized 4,172,841 and 4,171,341 shares issued and outstanding, respectively	208,642	208,567
Additional paid-in capital	10,922,201	10,919,976
Unearned compensation	—	(2,375)
Accumulated deficit	(10,119,941)	(8,529,422)
TOTAL STOCKHOLDERS' EQUITY	1,010,902	2,596,746
	$2,332,331	$3,934,498

See notes to financial statements.

STATEMENTS OF OPERATIONS

DOTRONIX, INC.

	Years ended June 30

	2002	2001	2000

REVENUES (Note G)	$3,513,900	$6,230,265	$7,354,703

COSTS AND EXPENSES:
Cost of sales	2,823,541	4,255,696	5,302,332
Selling, general, and administrative	1,890,358	2,394,316	3,238,601
Goodwill impairment	341,989	—	—
Interest expense	48,531	104,952	131,969
	5,104,419	6,754,964	8,672,902

NET LOSS	$(1,590,519)	$(524,699)	$(1,318,199)

LOSS PER COMMON SHARE — BASIC& DILUTED	$(0.38)	$(0.13)	$(0.32)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC & DILUTED	4,171,715	4,139,154	4,068,279

See notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY

DOTRONIX, INC.

	Stockholders' Equity
	Period ending June 30, 2002
	Common		Additional
	Stock		Paid-in	Unearned		Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
BALANCES AT June 30, 1999	4,057,601	$202,880	$10,812,928	$(15,875)	$(6,686,524)	$4,313,409

Common stock issued	17,131	$857	$10,850			$11,707

Warrants issued			$60,000			$60,000

Amortization of unearned compensation				$6,750		$6,750

Net loss					$(1,318,199)	$(1,318,199)

BALANCES AT June 30, 2000	4,074,732	$203,737	$10,883,778	$(9,125)	$(8,004,723)	$3,073,667

Common stock issued	96,609	$4,830	$30,798			$35,628

Warrants issued			$5,400			$5,400

Amortization of unearned compensation				$6,750		$6,750

Net loss					$(524,699)	$(524,699)

BALANCES AT June 30, 2001	4,171,341	$208,567	$10,919,976	$(2,375)	$(8,529,422)	$2,596,746

Common stock issued	1,500	$75	$225			$300

Warrants issued			$2,000			$2,000

Amortization of unearned compensation				$2,375		$2,375

Net loss					$(1,590,519)	$(1,590,519)

BALANCES AT June 30, 2002	4,172,841	$208,642	$10,922,201	$0	$(10,119,941)	$1,010,902

See notes to financial statements.

STATEMENTS OF CASH FLOWS

DOTRONIX, INC.

	Years Ended June 30
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,590,519)	$(524,699)	$(1,318,199)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation and amortization	230,087	320,735	281,744
Goodwill impairment	341,989	—	—
Stock compensation	2,300	41,028	11,707
Change in assets and liabilities:
Accounts receivable	416,345	475,505	91,053
Inventories	685,151	315,395	344,642
Prepaid expenses	478	40,250	31,613
Other assets	400	—	9,292
Accounts payable and accrued liabilities	(130,644)	(616,745)	114,298
Salaries, wages and payroll taxes payable	(44,460)	(91,571)	35,695

NET CASH USED IN OPERATING ACTIVITIES	(88,873)	(40,102)	(398,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(36,149)	(41,150)	(93,399)

NET CASH USED IN INVESTING ACTIVITIES	(36,149)	(41,150)	(93,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving loan	4,144,000	6,819,000	7,643,595
Repayments on revolving loan	(3,937,606)	(6,711,002)	(7,588,434)
Payments of capital lease obligations	—	(33,256)	(109,555)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	206,394	74,742	(54,394)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	81,372	(6,510)	(545,948)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	68,956	75,466	621,414

CASH AND CASH EQUIVALENTS AT END OF YEAR	$150,328	$68,956	$75,466

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

DOTRONIX, INC.

Years ended June 30, 2002, 2001, and 2000.

A.            NATURE OF BUSINESS, MANAGEMENT PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Dotronix, Inc. (the “Company”), founded in 1980, originally focused on designing, manufacturing and marketing cathode ray tube (“CRT”) displays. Because of increased competition from other manufacturers and the introduction of several new display technologies, the Company is undertaking a major change in strategy to purchase its products rather than manufacture them. As part of this strategy it has secured competitive pricing from reliable vendors for both CRT based products and CRT replacement products such as plasma panels, digital light projectors (DLP), liquid crystal displays (LCD), and light emitting diode displays (LED). In addition, the Company is developing a systems approach to product development and product marketing to provide all products and services, including display devices, required to operate and maintain an integrated electronic display system.

Operating Losses, Management Plans, and Going Concern Considerations:

The Company continues to experience substantial revenue declines and has incurred net losses of $1.6 million, $0.5 million, and $1.3 million in fiscal 2002, 2001, and 2000, respectively. In addition, the Company has used approximately $89,000, $40,000, and $398,000 of cash in operations in 2002, 2001, and 2000 respectively. Currently, the Company does not generate enough revenue to support its cost structure, and the Company will continue to need external borrowings to support operations until the operations improve. As a result, the Company has been unable to obtain traditional financing arrangements and in February 2000 the Company’s president, who is also a major stockholder, entered into an agreement to provide up to $1,000,000 of secured financing to the Company in the form of cash loans, or a guarantee of Company borrowings.

In September 2000, the Company’s president agreed to extend the loan agreement to February 28, 2002, and to increase the loan limit to $1,250,000 in secured financing. In September 2001, the Company’s president agreed to extend the loan agreement to February 28, 2003 and to increase the loan limit to $1,500,000 in secured financing. In September 2002 the Company’s president  agreed to extend the loan agreement to September 30, 2003, and to eliminate the tangible net worth covenant. See Note C for additional information regarding the secured financing arrangement with the Company’s president.

During fiscal 2002, the Company continued a staff reduction effort that started in fiscal 2000. Reduction in staff in fiscal 2002 was approximately 34% and the reduction in staff in fiscal 2001 was approximately 23%. Overall, operating cost of all types, including manufacturing costs, declined by approximately $850,000, or 23%, in fiscal 2002, excluding a one time charge of $342,000 for Goodwill impairment. The Company continues to monitor costs and anticipates additional cost reductions.

The Company is undertaking a major change in strategy which includes two major goals. One goal is to purchase its products rather than manufacture them. The costs of maintaining manufacturing capacity in a highly volatile and uncertain market makes in house manufacturing impractical and unprofitable. As part of this strategy it has secured competitive pricing for both CRT based products and CRT replacement products such as plasma panels, digital light projectors (DLP), liquid crystal displays (LCD), and light emitting diode displays (LED). Success in reaching this goal will provide improved gross margins, lower inventory costs and shorter lead times.

The other goal is to become more valuable to the end user of display devices by incorporating all elements of a display system into the Company’s product offerings. To that end the Company is developing strong relationships with other companies which provide various hardware, software, installation and maintenance products and services relevant to electronic display systems. Where warranted, the Company is also developing internal capabilities to provide these products and services. Attainment of this goal will result in improved gross margins and a more valuable and profitable relationship with customers. There is no assurance that the Company will be successful in executing these strategies.

The Company plans to move its manufacturing capability from Eau Claire, Wisconsin to New Brighton, Minnesota, in fiscal 2003. All manufacturing operations other than final assembly will be discontinued.  The Eau Claire building, although still in operation,  has been listed for sale with a real estate agent.

Company management believes that the cash and cash equivalents on hand at September 27, 2002, and future amounts available under its credit agreement should be adequate to meet cash requirements for the next year.

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

Inventories:

Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories consist of the following at June  30:

	2002	2001
Raw materials	$728,913	$1,168,000
Work-in-process	159,172	256,891
Finished goods	160,332	308,677
Total inventory	$1,048,417	$1,733,568

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

Goodwill, related to the acquisition of a subsidiary which was then merged into Dotronix, Inc., was amortized using the straight-line method over a 20-year period through the fiscal year ended June 30, 2001. In the fourth quarter of fiscal 2002, goodwill was determined to be impaired in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and was written down to a zero carrying value resulting in approximately $414,000 of amortization expense including $342,000 of impairment charges; in 2001 and 2000 the amortization expense was approximately $72,000 each year.

In June 2001, the Financial Accounting Standards Board (FASB) issued  SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142  requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS No. 142 is effective for the Company’s fiscal year beginning July 1, 2002. The Company has determined that the adoption of this standard will have no effect.

In fiscal year 1997, the Company acquired license rights to a new product, for a period of five years, at a cost of $50,000.  This license was being amortized on a straight-line basis over the 5-year license period. In fiscal 2001 the amortization was accelerated because the product was discontinued. The license was fully amortized at June 30, 2001.

Recognition of revenue:

The Company recognizes revenue when title of goods passes to the customer.

Research and development:

Selling, general and administrative expenses include research and development costs of approximately $129,000, $169,000, and $247,000 for the years ended June 30, 2002, 2001,  and 2000, respectively.

Loss per common share:

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. Because of the net losses in fiscal 2002, 2001, and 2000, all stock options and warrants, totaling 314,089, 312,950, and 267,695 for the years ended June 30, 2002, 2001 and 2000, respectively, have an anti-dilutive effect and have been excluded from loss per share calculations.

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

Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Transactions.  SFAS No. 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell. The Company will adopt SFAS 144 in fiscal 2003, and has determined that it will have no effect on its financial statements.

FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The Standard requires companies to recognize with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 replaces previous accounting guidance provided by the Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

B.            PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:

	June 30
	2002	2001

Land	$175,000	$175,000
Building and building improvements	1,068,998	1,050,501
Machinery and laboratory equipment	3,417,703	3,408,465
Office furniture and fixtures	847,428	844,487
Data processing equipment	771,276	1,417,000
Transportation equipment	0	38,060
	6,280,405	6,933,513
Less: accumulated depreciation and amortization	5,522,612	6,008,541
	$757,793	$924,972

C.            FINANCING ARRANGEMENTS AND CAPITAL OBLIGATIONS

Financing arrangements:

On February 23, 2000, the Company entered into a revolving credit facility with its president, who is also a major stockholder, and in September 2000, the Company’s president agreed to extend the loan agreement to February 28, 2002, and to increase the loan limit to $1,250,000 in secured financing. In September 2001, the Company’s president agreed to extend the loan agreement to February 28, 2003 and to increase the loan limit to $1,500,000 in secured financing. In September 2002 the Company’s president  agreed to extend the loan agreement to September 30, 2003. The revolving credit facility contains a minimum tangible net worth covenant, which the president and major stockholder agreed to reduce to $1.0 million in the first quarter of fiscal 2002. In September of 2002 the president agreed to eliminate the tangible net worth covenant. Substantially all of the assets of the Company are pledged as security to the loan agreement. As of September 27, 2002, the Company had $698,990 available under the agreed to extension of the revolving credit facility.

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

	2002	2001
Dividend yield	None	None
Risk free interest rate	3.84%	4.58%
Expected life	4 years	4 years
Expected volatility	135%	128%
Fair value of warrants issued	$2,000	$5,400

There was a total of  16,131 warrants issued in fiscal 2002, 43,991 warrants issued in fiscal 2001 and 142,703 warrants issued in fiscal 2000, for a total of  202,825 warrants. The warrants weighted average exercise price was $0.47, and  their weighted average remaining life was 2 years at June 30, 2002. The fair value of the warrants at the time of their issuance totaled approximately $67,400 which is being amortized over the term of the loan agreement in effect at the time the warrants are issued. Interest expense related to warrants was $148 for the year ended June 30, 2002, $45,400 for the year ended June 30, 2001, and $20,000 for the year ended June 30, 2000.

D.            COMMITMENTS AND CONTINGENCIES

Warehouse facilities, office equipment, computer equipment and vehicles are leased under non-cancelable operating leases.  Minimum future obligations on these operating leases at June 30, 2002, (Note H) are as follows:

Year ending June 30:
2003	178,000
2004	91,000
2005	83,000
2006	74,000
2007	73,000
2008, thereafter	135,000
$634,000

Total operating lease and rent expense for the Company for the years ended June 30, 2002, 2001 and 2000 was $206,000, $214,000 and $200,000, respectively.

The Amended and Restated Employment Agreement with the president and major shareholder, dated July 1, 1998, provided for a base compensation of $15,000 per month.  In addition, subject to the Company’s pretax earnings levels, a minimum bonus of $150,000 each fiscal year was to be paid in cash. No bonuses were incurred or expensed in fiscal years 2000 and 2001 because of losses incurred. The agreement ended on June 30,

2001. The Board of Directors approved a monthly salary of $11,667 starting July 1, 2001.

E.             STOCKHOLDERS’ EQUITY

The Company has an incentive stock option plan (1999 Employee Stock Incentive Plan) for employees for the granting of options to purchase up to 250,000 shares of the Company’s common stock.  The options generally vest ratably over six months and expire in ten years.  All options are granted at the closing market price on the date of grant.  No options were granted under  this plan in fiscal 2002 or fiscal  2001.  18,764 options are outstanding at June 30, 2002, which were granted under a previous plan (1989 Stock Option and Restricted Stock Plan) which expired September 11, 1999.

The Company also has a non-qualified stock option plan for non-employees (1999 Non-employee Director Stock Option and Stock Grant Plan) for the granting of options to non-employee Directors to purchase up to 100,000 shares of the Company’s common stock.  Each non-employee director is automatically granted, on the first business day following the Company’s annual meeting, an option to purchase 2,500 shares of common stock.  New directors receive an initial option grant following the first board meeting at which such director is elected of an option to purchase 5,000 shares of common stock.  The options vest six months from grant date  and expire in ten years.  All options are granted at the closing market price on the date of grant.  7,500 options were granted each year in fiscal 2002 and fiscal 2001 and 10,000 options were granted in fiscal 2000. 92,500 options are outstanding at June 30, 2002, of which 25,000 were granted under the 1999 plan and 67,500 were granted under a previous plan (1991 Non-employee Director Stock Option Plan) which expired September 11, 1999.

In addition, each non-employee director is automatically granted, on the first business day following the Company’s annual meeting, 500 shares of common stock. Compensation expense of $300, $360 and $1,000 was recorded related to these grants in 2002, 2001, and 2000, respectively.

A summary of the status of the Company’s stock options is presented below:

	Years Ended June 30
	2002		2001		2000
		Wgtd Avg		Wgtd Avg		Wgtd Avg
	Shares	Exer Price	Shares	Exer Price	Shares	Exer Price

Outstanding at beginning of year	126,256	$1.33	124,992	$1.41	167,112	$1.66
Granted	7,500	$0.28	10,000	$0.31	10,000	$0.23
Exercised	0	$0.00	0	$0.00	0	$0.00
Canceled	(22,492)	$1.51	(8,736)	$1.39	(52,120)	$1.96
Outstanding at end of year	111,264	$1.22	126,256	$1.33	124,992	$1.41

Options exercisable at year end	111,264	$1.22	126,256	$1.33	124,992	$1.41

The Company has elected to continue following the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measurement and recognition of stock-based transactions with employees.  No compensation cost has been recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant.  Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s 2002, 2001, and 2000 net loss and loss per share would have been changed to the pro forma amounts indicated below:

	2002	2001	2000
Net loss:
As reported	$(1,590,519)	$(524,699)	$(1,318,199)
Pro forma	(1,592,619)	(527,696)	(1,320,362)
Loss per basic and diluted share:
As reported	$(.38)	$(.13)	$(.32)
Pro forma	(.38)	(.13)	(.32)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results.

	2002	2001	2000
Dividend yield	None	None	None
Risk free interest rate	5.09%	5.24%	6.75%
Expected life	10 years	10 years	10 years
Expected volatility	148%	128%	109%
Expected fair value of options on grant date	$2,100	$2,997	$2,163

The following table summarizes information about stock options outstanding at June 30, 2002:

Options Outstanding and Exercisable
	Remaining Contractual		Exercise
Number	Life (Years)		Price
10,000	7.5	Years	$0.23
7,500	9.5	Years	$0.28
7,500	8.5	Years	$0.31
5,328	1.0	Years	$0.78
10,000	5.4	Years	$0.97
10,000	6.4	Years	$1.00
7,500	1.4	Years	$1.25
1,000	3.2	Years	$1.25
12,500	2.4	Years	$1.31
7,500	0.5	Years	$1.56
10,000	4.4	Years	$1.64
10,000	3.4	Years	$2.13
12,436	3.0	Years	$2.31
111,264	4.5	Years	$1.22

In 2000 and 1999, certain employees of the Company agreed to a decrease in salary for an equal value of the Company’s common stock. Stock earned through April 7, 2000, was issued in October 2000, covering $34,164 in salary. The balance of salary owed was paid in cash when the program was terminated.

In the year ended June 30, 1999, the Company entered into employment agreements with three employees whereby 26,000 shares of restricted stock were granted. One third of the stock vested on each of the employees’ first three anniversary dates. In fiscal 1999, 10,000 shares vested, in fiscal 2000,  7,000 shares vested, in fiscal 2001,  7,000 shares vested, and in fiscal 2002, 2000 shares vested.  Compensation expense of $2,375 was recognized in fiscal 2002,  $6,750  was recognized in each of the fiscal years, 2001 and 2000,  and $11,500 was recognized in fiscal 1999.  The Company  had no accrued unearned compensation as of June 30, 2002, $2,375 of accrued unearned  compensation at June 30, 2001, $9,125 at June 30, 2001,  and $15,875 at June 30, 1999, related to these agreements.

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

A reconciliation of the Company’s income tax provision that would be provided based on a statutory federal income tax rate of 35% to the Company’s effective rate is as follows:

	Year Ended June 30
	2002	2001	2000
Computed tax benefit at
Federal tax rate	$(557,000)	$(184,000)	$(461,000)
State tax rate, net of federal benefit	$(40,000)	(13,000)	(33,000)
Change in valuation allowance	574,000	176,000	390,000
Permanent differences	164,000	30,000	31,000
Graduated tax benefit	16,000	13,000	13,000
Other	(157,000)	(22,000)	60,000
Provision (benefit)	$0	$0	$0

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company’s assets and liabilities.  Temporary differences, net operating loss carry-forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

	June 30, 2002	June 30, 2001
	Asset (Liability)	Asset (Liability)

Net operating loss carryforward	$2,677,000	$1,884,000
Inventory	379,000	577,000
Tax credit carryforward	93,000	93,000
Sales leaseback gain	104,000	111,000
Accrued liabilities	13,000	24,000
Depreciation	(38,000)	(35,000)
Other	1,000	1,000
Valuation allowance	(3,229,000)	(2,655,000)
	$0	$0

At June 30, 2002, the Company has federal income tax net operating loss carryforwards of approximately $7,501,000 which will expire in 2009 through 2022 and for Minnesota income tax net operating loss carryforwards of $2,051,000 which will expire in 2004 through 2017. Future utilization of loss carryforwards could be limited under Internal Revenue Code Section 382 if there are significant changes in ownership. The Company also has general business tax credit carryforwards of approximately $82,000 which will expire from fiscal 2003 through 2006 and $11,000 of alternative minimum tax credit  carryforwards that will not expire.

G.                                    SEGMENT, GEOGRAPHIC INFORMATION AND CONCENTRATIONS OF CREDIT RISK

The Company continues to operates in one business segment, display devices, even though the types of displays offered include purchased products and non-CRT based products. Net sales located in geographic regions are summarized as follows:

	2002	2001	2000

United States	$3,421,205	$5,789,813	$6,900,490
Foreign	92,695	440,452	454,213
	$3,513,900	$6,230,265	$7,354,703

The Company does not have assets outside of the United States.

At June 30, 2002, five customers represented 75% of the accounts receivable. At June 30, 2001, three different customers represented 61% of accounts receivable.

The Company is susceptible to various risks due to the nature of its business, including customer-requested delays in shipments or cancellation of certain orders.

H.            RELATED-PARTY TRANSACTIONS

During 1999 the Company sold its headquarters in New Brighton, Minnesota to the president, who is also a major stockholder of the Company, for the net proceeds of $559,000 which resulted in a net gain of $476,000. Simultaneously with the closing of the sale, the Company entered into an operating lease with the president whereby the Company will occupy the building through April 2009. As a result the gain was deferred and is being  amortized over the life of the lease. Rental payments are $6,100 per month through April 2004. From May 2004 to April 2009 rent is $2,500 per month plus an additional amount equal to the monthly payments of principal and interest (at June 30, 2002, a rate of 5.875%) on a 15-year loan of $456,000, obtained by the president of the Company, with total monthly payments not to be less than $6,100. At June 30, 2002, the additional rent under these terms would have been $3,817 per month.  The lease agreement has two five-year options with rental payments of $3,000 plus the Additional Rent and $3,500 plus the Additional Rent, respectively.  In addition to the rental amounts described above, the Company is responsible for all other costs, fees, expenses and other charges which may arise.

The Company also leases manufacturing and warehousing facilities from companies that are owned by the president of the Company.  For each of the years ended June 30, 2002 and 2001 the Company incurred approximately $132,000 for rental of these manufacturing and warehousing facilities. In the year ended June 30, 2000 the amount was $143,000.

Operating commitments as of June 30, 2002, (Note D) include $559,190 of obligations to the president  of the Company.

I.              RETIREMENT PLANS

The Company has a 401(k) retirement plan for all employees who elect to participate once certain eligibility requirements are met.  Each eligible employee may elect to defer 1% to 25% of his or her compensation.  The Company may contribute an amount on behalf of each participant equal to a percentage of each participant’s compensation or an amount as determined each year by the Board of Directors. In November 2001 the Company  contributions to the plan were discontinued. Contributions to the plan by the Company were approximately $8,000, $27,000 and $33,000 for the years ended June 30, 2002,  2001, and 2000, respectively.

J.             SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow activities are as follows:

	June 30
	2002	2001	2000
Cash paid during the year for:
Interest	$48,531	$104,952	$111,969
Income taxes	2,000	2,241	1,966
Non-cash investments and financing activities:
Stock issued to directors	300	360	1,000

DOTRONIX, INC.

EXHIBIT INDEX

ANNUAL REPORT ON FORM 10-KSB

FOR YEAR ENDED JUNE 30, 2002

3.1		Articles of Incorporation, as amended to date of this report (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988).

3.2

Bylaws of the Company as amended December 11, 2000 through a written action of the board of directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001).

4.1		Specimen certificate representing the Company’s Common Stock (incorporated by reference to exhibit 3(a) to Amendment No. 2 to the Company’s Registration Statement on Form S-18, File No. 2-71333C).

10.1	*

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

10.4		Loan and security agreements by and between the Company and William S. Sadler, dated February 23, 2000, (incorporated by reference to exhibit 10.1 on Form 10-QSB for the quarter ended March 31, 2000).

10.5	*	1999 Employee Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed October 28, 1999).

10.6	*	1999 Non-employee Director Stock Option and Stock Grant Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement filed October 28, 1999).

10.7		Agreement to extend and amend loan and security agreement between the Company and William S. Sadler, dated September 27, 2002 (filed herewith).

23		Independent Auditors’ Consent (filed herewith).

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-KSB pursuant to Item 13(a) of this Report.