Form 10QSB
period 2002-09-30
DOTRONIX INC
filed 2002-11-15
CIK 351809

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2002

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

YES   ☒                  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 12, 2002
Common stock, par value $.05 per share	4,172,841 shares

DOTRONIX, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

DOTRONIX, INC.

(UNAUDITED)

	September 30 2002	June 30 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,780	$150,328
Accounts receivable, less allowance for doubtful accounts of $18,000	367,480	369,162
Inventories:
Raw materials	684,899	728,913
Work-in-process	103,030	159,172
Finished goods	155,758	160,332
Total inventories	943,687	1,048,417
Prepaid expenses	96,494	6,631
Total current assets	1,467,441	1,574,538

PROPERTY, PLANT & EQUIPMENT
at cost net of accumulated depreciation of $5,567,781 and $5,522,612 respectively	721,371	757,793

TOTAL ASSETS	$2,188,812	$2,332,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving loan payable to a related party	$839,403	$767,720
Accounts payable	208,509	104,209
Salaries, wages and payroll taxes	42,209	78,233
Current portion-deferred gain on sale of building	47,613	47,613
Other accrued liabilities	39,177	45,912
Total current liabilities	1,176,911	1,043,687

DEFERRED GAIN ON SALE OF BUILDING	271,224	277,742

STOCKHOLDERS’ EQUITY:
Common stock, $.05 par value	208,642	208,642
Additional paid-in capital	10,922,201	10,922,201
Accumulated deficit	(10,390,166)	(10,119,941)
Total stockholders’ equity	740,677	1,010,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,188,812	$2,332,331

See notes to financial statements

STATEMENTS OF OPERATIONS

DOTRONIX, INC.

(UNAUDITED)

	Three months ended September 30
	2002	2001

REVENUES	$641,999	$590,818

OPERATING EXPENSES:
Cost of sales	492,763	532,823

Selling, general and administrative	403,509	477,781

Interest	15,952	13,388

Net loss	$(270,225)	$(433,174)

Basic and diluted loss per common share	$(0.06)	$(0.10)

Average number of common shares outstanding	4,172,841	4,171,341

See notes to financial statements

STATEMENTS OF CASH FLOWS

DOTRONIX, INC

(UNAUDITED)

	Three months ended September 30
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(270,225)	$(433,174)
Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	38,651	72,994
Change in assets and liabilities:
Accounts receivable	1,682	519,498
Inventories	104,730	10,645
Prepaid expenses	(89,863)	(55,718)
Other assets	—	(500)
Accounts payable and accrued liabilities	97,565	30,416
Salaries, wages and payroll taxes payable	(36,024)	(46,916)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(153,484)	97,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,747)	(13,441)

NET CASH USED IN INVESTING ACTIVITIES	(8,747)	(13,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving loan	807,000	1,065,000
Repayments on revolving loan	(735,317)	(1,152,196)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	71,683	(87,196)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(90,548)	(3,392)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	150,328	68,956

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$59,780	$65,564

See notes to financial statements

DOTRONIX, INC.

NOTES TO FINANCIAL STATEMENTS

A.            Basis of Presentation

The balance sheet as of September 30, 2002, the statements of operations for the three month periods ended September 30, 2002 and 2001 and the statements of cash flows for the three month periods ended September 30, 2002 and 2001 have been prepared by the Company without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for the three month periods ended September 30, 2002 and 2001 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 2002.

B.            Revolving Line of  Credit

On February 23, 2000, the Company entered into a revolving credit facility with its president, who is also a major stockholder, and in September 2000, the Company’s president extended the loan agreement to February 28, 2002, and increased the loan limit to $1,250,000 in secured financing. In September 2001, the Company’s president extended the loan agreement to February 28, 2003 and increased the loan limit to $1,500,000 in secured financing. In September 2002 the Company’s president extended the loan agreement to September 30, 2003. The revolving credit facility contains a minimum tangible net worth covenant, which the president and major stockholder  reduced to $1.0 million in the first quarter of fiscal 2002. In September of 2002 the president eliminated the tangible net worth covenant. As of November 12, 2002 the Company had $613,165 available under the extension of the revolving credit facility.

Interest on outstanding borrowings under the revolving credit facility is accrued at the Wells Fargo Bank prime interest rate plus 3%. Additionally, the Company is required to issue warrants on the Company’s stock to the president and major shareholder for incremental increases in the outstanding borrowings balance.  One warrant is issued for every $4 in incremental borrowings made by the Company.  All warrants issued expire in 4 years and have an exercise price equal to the fair market value of the Company’s stock at the date of grant. Once repayments on the facility have been made, additional warrants are issued for incremental borrowings on the facility only to the extent that the new outstanding borrowings balance exceeds the previous high outstanding borrowings balance. No additional warrants were issued in the current fiscal year.

Company management believes that the cash and cash equivalents on hand at November 12, 2002 and future amounts available under the aforementioned credit agreement should be adequate to meet cash requirements for the balance of the fiscal year. There is no certainty that the existing credit facility will be extended beyond September 30, 2003, or that the Company will be able to replace it.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY STATEMENT

The Company experienced substantial revenue declines and incurred substantial net losses during fiscal 2002, 2001, and 2000.  Accordingly, during those years it engaged in significant cost cutting measures, including staff reductions.

The Company has also undertaken a major change in strategy which includes two major goals. One goal is to purchase its products rather than manufacture them. The costs of maintaining manufacturing capacity in a highly volatile and uncertain market makes in house manufacturing impractical and unprofitable.  The other goal is to become more valuable to the end user of display devices by incorporating all elements of a display system, including hardware, software, content, installation, and maintenance,  into the Company’s product offerings. There is no assurance that the Company will be successful in executing these strategies, or that they will increase the Company’s revenues or improve its results of operations.

In conjunction with this change in strategy, the Company plans to move its manufacturing capability from Eau Claire, Wisconsin to New Brighton, Minnesota, in fiscal 2003. All manufacturing operations other than final assembly will be discontinued.  The Eau Claire building, although still in operation, has been listed for sale with a real estate agent.

Currently, the Company does not generate enough revenue to support its cost structure, and the Company will continue to need external borrowings to support operations until the operations improve. The Company has been unable to obtain traditional financing arrangements, and instead has entered into the financing arrangements with its president, who is also a major stockholder, which are described under “Liquidity and Capital Resources” below.  The Company will continue to be dependent on these arrangements to remain in business unless and until its results of operations improve.  The Company’s president is not obligated to continue these arrangements beyond their current expiration date of September 30, 2003.

RESULTS OF OPERATIONS

Revenue increased  by $51,181 or 9% for the three months ended September 30, 2002 compared to the prior year. Although revenues appear to have stabilized relative to the severe downturn in fiscal 2002, there was only a modest increase in airport and other travel related business. Several fast food restaurant chains, while demonstrating an interest in the Company’s products by placing small evaluation oriented orders, have not yet engaged in significant placement of large scale orders.

Gross margin percentage for the quarter ended September 30, 2002 was 23% compared to 10% for the same quarter ended September 30, 2001. The improvement was due in large part to the realignment of manufacturing capacity with orders, after the sudden and unexpected decline in orders in the first quarter of fiscal 2001.

Selling, general, and administrative expenses decreased $74,272 or 16% in the quarter ended September 30, 2002, when compared to the prior year. The decrease was due to continuing reductions in personnel and a continuing Company wide cost reduction program.

Interest expense increased by $2,564, or 19% during the three month period ended September 30, 2002 compared to the same period of the prior year. Although interest rates declined from the prior year, higher sales and the additional borrowings required due to continuing losses contributed to the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

On February 23, 2000, the Company entered into a revolving credit facility with its president, who is also a major stockholder, and in September 2000, the Company’s president extended the loan agreement to February 28, 2002, and increased the loan limit to $1,250,000 in secured financing. In September 2001, the Company’s president extended the loan agreement to February 28, 2003 and increased the loan limit to $1,500,000 in secured financing. In September 2002 the Company’s president extended the loan agreement to September 30, 2003. The revolving credit facility contains a minimum tangible net worth covenant, which the president and major stockholder reduced to $1.0 million in the first quarter of fiscal 2002. In September of 2002 the president eliminated the tangible net worth covenant. As of November 12, 2002, the Company had $613,165 available under the extension of the revolving credit facility.

Interest on outstanding borrowings under the revolving credit facility is accrued at the Wells Fargo Bank prime interest rate plus 3%. Additionally, the Company is required to issue warrants on the Company’s stock to the president and major shareholder for incremental increases in the outstanding borrowings balance.  One warrant is issued for every $4 in incremental borrowings made by the Company.  All warrants issued expire in 4 years and have an exercise price equal to the fair market value of the Company’s stock at the date of grant. Once repayments on the facility have been made, additional warrants are issued for incremental borrowings on the facility only to the extent that the new outstanding borrowings balance exceeds the previous high outstanding borrowings balance. No additional warrants were issued in the current fiscal year.

During the three months ended September 30, 2002, cash flow used in operating activities was approximately $153,000. Non-cash depreciation of $45,000 reduced the effect on cash of a net loss of $270,000. Net changes in current assets and current liabilities other than cash and cash equivalents reduced the effects of the net loss by approximately $78,000. Cash used to purchase fixed assets amounted to $9,000.  Additional borrowings totaled $72,000. Cash and cash equivalents decreased  by approximately $150,000.

Company management believes that the cash and cash equivalents on hand at November 12,  2002 and future amounts available under the aforementioned credit agreement should be adequate to meet cash requirements for the balance of the fiscal year. There is no certainty that the existing credit facility will be extended beyond September 30, 2003, or that the Company will be able to replace it.

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

Recognition of revenue  -  The Company recognizes revenue when title of goods passes to the customer.

ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Transactions.  SFAS No. 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell.  The Company has adopted SFAS 144 in fiscal 2003, which had no effect on its financial statements.

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

COMMON STOCK LISTING

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol “DOTX”.

Item 3. CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of November 8, 2002, (the “Evaluation Date”) have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to them by others within the Company.

(b)                                 Changes in internal controls.

There were no significant changes in the Company’s controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)                                                                                  Listing of Exhibits

10.4                           Third extension and amendment of loan and security agreements by and between  the Company and William S. Sadler, dated October 7, 2002 (filed herewith).

99.1                           Certification of Chief Executive Officer required pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                           Certification of Chief Financial Officer required pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 A current report on Form 8-K was filed on October 1, 2002 with Item 7, Financial Statements and Exhibits, and Item 9, Regulation FD Disclosure, being reported. The Company included as exhibits the certifications provided by its chief executive officer and its chief financial officer as required pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002		Dotronix, Inc.

	By	/s/ William S. Sadler
William S. Sadler
President
(Principal Executive Officer)

	By	/s/ Robert V. Kling
Robert V. Kling
Chief Financial Officer
(Principal Financial and accounting Officer)

SECTION 302 CERTIFICATIONS

I, William S. Sadler, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Dotronix, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of November 8, 2002 (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 12, 2002	.	By	/s/ William S. Sadler
William S. Sadler, President

I, Robert V. Kling, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Dotronix, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of November 8, 2002 (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 12, 2002	.	By	/s/ Robert V. Kling
Robert V. Kling, Chief Financial Officer