Form 10QSB
period 2002-12-31
DOTRONIX INC
filed 2003-02-14
CIK 351809

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2002 Commission File No. 0-9996

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

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 12, 2003
Common stock, par value $.05 per share	4,174,341 shares

DOTRONIX, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

DOTRONIX, INC.

(UNAUDITED)

	December 31 2002	June 30 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,797	$150,328
Accounts receivable, less allowance for doubtful accounts of $18,030	83,280	369,162

Inventories:
Raw materials	578,447	728,913
Work-in-process	99,791	159,172
Finished goods	162,600	160,332
Total inventories	840,838	1,048,417
Prepaid expenses	81,637	6,631
Total current assets	1,110,552	1,574,538

PROPERTY, PLANT & EQUIPMENT at cost net of accumulated depreciation of $5,571,556 and $5,522,612 respectively	685,309	757,793
TOTAL ASSETS	$1,795,861	$2,332,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving loans payable to a related party	$937,855	767,720
Accounts payable	231,982	104,209
Salaries, wages and payroll taxes	47,169	78,233
Current portion-deferred gain on sale of building	47,613	47,613
Other accrued liabilities	32,946	45,912
Total current liabilities	1,297,565	1,043,687

DEFERRED GAIN ON SALE OF BUILDING	259,321	277,742

STOCKHOLDERS’ EQUITY:
Common stock, $.05 par value	208,642	208,642
Additional paid-in capital	10,922,201	10,922,201
Accumulated deficit	(10,891,868)	(10,119,941)
Total stockholders’ equity	238,975	1,010,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,795,861	$2,332,331

See notes to financial statements

STATEMENTS OF OPERATIONS

DOTRONIX, INC.

(UNAUDITED)

	Three months ended, December 31		Six months ended, December 31
	2002	2001	2002	2001

REVENUES	$286,798	$1,058,764	$928,797	$1,649,582

OPERATING EXPENSES:
Cost of Sales	355,732	682,765	$848,495	1,215,588

Selling, general and administrative	415,795	470,997	$819,304	948,778

Interest	16,973	10,765	$32,925	24,153

Net loss	$(501,702)	$(105,763)	$(771,927)	$(538,937)

Basic and diluted net loss per common share	$(0.12)	$(0.03)	$(0.18)	$(0.13)

Average number of common shares outstanding	4,172,841	4,171,341	4,172,841	4,171,341

See notes to financial statements

STATEMENTS OF CASH FLOWS

DOTRONIX, INC .

(UNAUDITED)

	Six months ended December 31
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(771,927)	$(538,937)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	66,823	124,732
Inventory write-down	110,000	120,000
Change in assets and liabilities:
Accounts receivable	285,882	303,503
Inventories	97,579	(122,525)
Prepaid expenses	(75,006)	(43,989)
Accounts payable	127,773	469,546
Salaries, wages and payroll taxes payable	(31,064)	(14,158)
Accrued liabilities	(12,966)	2,346

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(202,906)	300,518

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(12,760)	(21,070)

NET CASH USED IN INVESTING ACTIVITIES	(12,760)	(21,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving loan	1,486,000	2,015,000
Repayments on revolving loan	(1,315,865)	(2,250,104)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	170,135	(235,104)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,531)	44,344

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	150,328	68,956

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$104,797	$113,300

See notes to financial statements

DOTRONIX, INC.

NOTES TO FINANCIAL STATEMENTS

A.            Basis of Presentation

The balance sheet as of December 31, 2002, the statements of operations for the three and six month periods ended December 31, 2002 and 2001 and the statements of cash flows for the six month periods ended December 31, 2002 and 2001 have been prepared by the Company without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 and for the three and six months periods ended December 31, 2002 and 2001 presented herein have been made.

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

B.            Operating Losses, Management Plans, and Going Concern Considerations

The Company experienced substantial revenue declines and incurred substantial net losses during fiscal 2002, 2001, and 2000. This trend has continued in the first six months of fiscal 2003. Accordingly, during those years it engaged in significant cost cutting measures, including staff reductions.

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

In conjunction with this change in strategy, the Company discontinued all if its manufacturing operations at its Eau Claire, Wisconsin facility in January 2003. Certain final assembly operations were set up at its New Brighton, Minnesota facility. The Eau Claire building has been listed for sale or lease with a real estate agent.

Currently, the Company does not generate enough revenue to support its cost structure, and the Company will continue to need external borrowings to support operations until the operations improve. The Company has been unable to obtain traditional financing arrangements, and instead has entered into the financing arrangements with its president, who is also a major stockholder, which are described in Note C below.  The Company will continue to be dependent on these arrangements to remain in business unless and until its results of operations improve.  The Company’s president is not obligated to continue these arrangements beyond their current expiration date of September 30, 2003.

Moreover, although Company management believes that the cash and cash equivalents on hand at February 12, 2003 and future amounts available under the aforementioned credit facility will be adequate to meet the Company’s cash requirements for the balance of the fiscal year ending June 30, 2003, based on current revenue levels, given the substantial decline in revenue for the quarter ended December 31, 2002 compared to the previous quarter ($286,798 versus $641,999), if revenues continue to decline operations may be substantially reduced. In addition, unless revenue increases significantly or operations are substantially reduced, these sources of cash will not be adequate to meet the Company’s cash requirements during the fiscal year ending June 30, 2004, even if the Company’s president continues the present financing arrangements beyond their current expiration date of September 30, 2003.

C.            Revolving Line of  Credit

On February 23, 2000, the Company entered into a revolving credit facility with its president, who is also a major stockholder, and in September 2000 the Company’s president and major stockholder extended the loan agreement to February 28, 2002, and increased the loan limit to $1,250,000 in secured financing. In September 2001, the Company’s president and major stockholder extended the loan agreement to February 28, 2003 and increased the loan limit to $1,500,000 in secured financing. In September 2002 the Company’s president extended the loan agreement to September 30, 2003. The revolving credit facility contained a minimum tangible net worth covenant, which the president and major stockholder  reduced to $1.0 million in the first quarter of fiscal 2002. In September of 2002 the president eliminated the tangible net worth covenant. As of February 12, 2003 the Company had $337,865 available under the extension of the revolving credit facility.

Interest on outstanding borrowings under the revolving credit facility is accrued at the Wells Fargo Bank prime interest rate plus 3%. Additionally, the Company is required to issue warrants on the Company’s stock to the president and major shareholder for incremental increases in the outstanding borrowings balance.  One warrant is issued for every $4 in incremental borrowings made by the Company.  All warrants issued expire in 4 years and have an exercise price equal to the fair market value of the Company’s stock at the date of grant. Once repayments on the facility have been made, additional warrants are issued for incremental borrowings on the facility only to the extent that the new outstanding borrowings balance exceeds the previous high outstanding borrowings balance. Approximately 31,700 additional warrants were earned in the quarter ended December 31, 2002. Those warrants will be issued in the quarter ending March 31, 2003. Interest costs related to the issuance of the warrants was approximately $2,000.

Company management believes that the cash and cash equivalents on hand at February 12, 2003 and future amounts available under the aforementioned credit facility will be adequate to meet the Company’s cash requirements for the balance of the fiscal year ending June 30, 2003, based on current revenue levels.  However, given the substantial decline in revenue for the quarter ended December 31, 2002 compared to the previous quarter ($286,798 versus $641,999), if revenues continue to decline operations may be substantially reduced. In addition, unless revenue increases significantly or operations are substantially reduced, these sources of cash will not be adequate to meet the Company’s cash requirements during the fiscal year ending June 30, 2004, even if the existing credit facility is extended beyond its current expiration date of September 30, 2003.  There is no certainty that the existing credit facility will be extended beyond this expiration date, and, unless results of operations improve, little likelihood that the Company would be able to replace it.

ITEM2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management Plans

The Company experienced substantial revenue declines and incurred substantial net losses during fiscal 2002, 2001, and 2000. This trend has continued in the first six months of fiscal 2003. Accordingly, during those years it engaged in significant cost cutting measures, including staff reductions.

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

In conjunction with this change in strategy, the Company discontinued all if its manufacturing operations at its Eau Claire, Wisconsin facility in January 2003. Certain final assembly operations were set up at its New Brighton, Minnesota facility. The Eau Claire building has been listed for sale or lease with a real estate agent.

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

Moreover, although Company management believes that the cash and cash equivalents on hand at February 12, 2003 and future amounts available under the aforementioned credit facility will be adequate to meet the Company’s cash requirements for the balance of the fiscal year ending June 30, 2003, based on current revenue levels, given the substantial decline in revenue for the quarter ended December 31, 2002 compared to the previous quarter ($286,798 versus $641,999), if revenues continue to decline operations may be substantially reduced. In addition, unless revenue increases significantly or operations are substantially reduced, these sources of cash will not be adequate to meet the Company’s cash requirements during the fiscal year ending June 30, 2004, even if the Company’s president continues the present financing arrangements beyond their current expiration date of September 30, 2003.

RESULTS OF OPERATIONS

Revenue decreased by $771,966 or 73%, for the three months ended December 31, 2002, and decreased $720,785 or 44%, for the six months ending December 31, 2002, compared to like periods in the prior year. Orders from travel related industries, particularly airlines and airports, are extremely limited. Fast food restaurant chains continue to evaluate the Company’s products by placing small orders, but have not yet placed any significant large scale orders.

The gross margin percentage for the quarter ended December 31, 2002, was a negative (-) 24%,   compared to 36%, for the same quarter ended December 31, 2001. The gross margin percentage for the six months ended December 31, 2002, was 9%, compared to 26%, for the six months ended December 31, 2001. Several high margin parts orders for mature monochrome products shipped in the quarter ended December 31, 2001, resulting in a gross margin percentage for that quarter of 36%. Since then, there has been a rapid decline in orders and a corresponding decline in the utilization factors of manufacturing capacity. In addition, inventory was written down $110,000 in the quarter and six months ended December 31, 2002, to reflect estimated decreases in value due to decreased demand for various product lines. Inventory was written down $60,000 for the three month period, and $120,000 in the six month period ended December 31, 2001.

Selling, general, and administrative expenses decreased $55,202 or 12%, for the quarter ended December 31, 2002, and $129,474, or 14%, for the six months ended December 31, 2001, when compared to the same periods in the prior year. In addition to continuing cost cutting efforts,  amortization and depreciation costs also declined. Due to the write-down of goodwill to zero at June 30, 2002, amortization costs decreased by $18,000 for the three month period and $36,000 for the six month period ended December 31, 2002, compared to the same periods in the prior year. Depreciation costs declined by approximately $14,000 and $28,000 respectively, for the three month and six month period ended December 31, 2002 when compared to the same periods in 2001.

Interest expense increased $6,208, or 58%, during the quarter ended December 31, 2002 and $8,772, or 36%, for the six months ended December 31, 2001, compared to the same periods of the prior year. Although interest rates declined from the prior year, additional borrowings required due to continuing losses contributed to the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

On February 23, 2000, the Company entered into a revolving credit facility with its president, who is also a major stockholder, and in September 2000 the Company’s president and major stockholder extended the loan agreement to February 28, 2002, and increased the loan limit to $1,250,000 in secured financing. In September 2001, the Company’s president and major stockholder extended the loan agreement to February 28, 2003 and increased the loan limit to $1,500,000 in secured financing. In September 2002 the Company’s president extended the loan agreement to September 30, 2003. The revolving credit facility contained a minimum tangible net worth covenant, which the president and major stockholder  reduced to $1.0 million in the first quarter of fiscal 2002. In September of 2002 the president eliminated the tangible net worth covenant. As of February 12, 2003 the Company had $337,865 available under the extension of the revolving credit facility.

Interest on outstanding borrowings under the revolving credit facility is accrued at the Wells Fargo Bank prime interest rate plus 3%. Additionally, the Company is required to issue warrants on the Company’s stock to the president and major shareholder for incremental increases in the outstanding borrowings balance.  One warrant is issued for every $4 in incremental borrowings made by the Company.  All warrants issued expire in 4 years and have an exercise price equal to the fair market value of the Company’s stock at the date of grant. Once repayments on the facility have been made, additional warrants are issued for incremental borrowings on the facility only to the extent that the new outstanding borrowings balance exceeds the previous high outstanding borrowings balance. Approximately 31,700 additional warrants were earned in the quarter ended December 31, 2002. Those warrants will be issued in the quarter ending March 31, 2003. Interest costs related to the issuance of the warrants was approximately $2,000.

During the six months ended December 31, 2002, cash and cash equivalents decreased  by $46,000. The negative effect on cash flows of  the net loss of $772,000 was partially offset by other operating activities. Collections of accounts receivable net of new billings amounted to $286,000 and reductions in inventory, including an inventory write-down of $110,000, contributed $208,000. Cash flow used in operations was $203,000. Proceeds from the revolving loan contributed $170,000. Property plant and equipment purchases totaled $13,000.

Company management believes that the cash and cash equivalents on hand at February 12, 2003 and future amounts available under the aforementioned credit facility will be adequate to meet the Company’s cash requirements for the balance of the fiscal year ending June 30, 2003, based on current revenue levels.  However, given the substantial decline in revenue for the quarter ended December 31, 2002 compared to the previous quarter ($286,798 versus $641,999), if revenues continue to decline operations may be substantially reduced. In addition, unless revenue increases significantly or operations are substantially reduced, these sources of cash will not be adequate to meet the Company’s cash requirements during the fiscal year ending June 30, 2004, even if the existing credit facility is extended beyond its current expiration date of September 30, 2003.  There is no certainty that the existing credit facility will be extended beyond this expiration date, and, unless results of operations improve, little likelihood that the Company would be able to replace it.

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

Inventory Valuation – An inventory write-down is established to reduce inventory to the lower of cost or market for estimated surplus and discontinued inventory items. The amount of the inventory write-down is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item. Although there is considerable uncertainty in the continuation of current sales trends, additional substantial inventory write-downs may be required if revenues continue to decline in future periods.

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

FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The Standard requires companies to recognize with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 replaces previous accounting guidance provided by the Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has adopted SFAS146 which had no effect on the Company’s financial statements.

COMMON STOCK LISTING

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol “DOTX

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

At the annual meeting of the shareholders of the Company held on December 30, 2002 the following items were voted on:

Election of Directors

	Votes For	Withheld
William S. Sadler	3,915,630	64,650
Ray L. Bergeson	3,915,430	64,850
Edward L. Zeman	3,915,665	64,615
L. Daniel Kuechenmeister	3,915,465	64,815

Item 3. CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of February 12, 2003, (the “Evaluation Date”) have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to them by others within the Company.

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

Date: February 12, 2003		Dotronix, Inc.

	By	/s/ William S. Sadler
William S. Sadler
President
(Principal Executive Officer)

	By	/s/ Robert V. Kling
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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of February 12, 2003 (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date February 12, 2003	.	By	/s/ William S. Sadler
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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of February 12, 2003 (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date February 12, 2003	.	By	/s/ Robert V. Kling
Robert V. Kling, Chief Financial Officer