Form 10QSB
period 2003-03-31
DOTRONIX INC
filed 2003-05-15
CIK 351809

CONFORMED COPY

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31,  2003          Commission File No. 0-9996

DOTRONIX, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1387074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 14, 2003
Common stock, par value $.05 per share	4,180,341 shares

DOTRONIX, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

DOTRONIX, INC.

(UNAUDITED)

	MARCH 31 2003	June 30 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,449	$150,328
Accounts receivable, less allowance for doubtful accounts of $18,030	110,821	369,162

Inventories:
Raw materials	428,703	728,913
Work-in-process	24,504	159,172
Finished goods	143,418	160,332
Total inventories	596,625	1,048,417
Prepaid expenses	33,303	6,631
Total current assets	828,198	1,574,538

ASSETS HELD FOR SALE	360,241	—

PROPERTY, PLANT & EQUIPMENT at cost net of accumulated depreciation of $4,955,564 and $5,522,612 respectively	298,526	757,793
TOTAL ASSETS	$1,486,965	$2,332,331

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Revolving loans payable to a related party	$1,206,440	767,720
Accounts payable	176,213	104,209
Salaries, wages and payroll taxes	45,745	78,233
Current portion-deferred gain on sale of building	47,613	47,613
Other accrued liabilities	39,902	45,912
Total current liabilities	1,515,913	1,043,687

DEFERRED GAIN ON SALE OF BUILDING	247,417	277,742

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock, $.05 par value	209,017	208,642
Additional paid-in capital	10,931,831	10,922,201
Accumulated deficit	(11,417,213)	(10,119,941)
Total stockholders’ (deficit) equity	(276,365)	1,010,902
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,486,965	$2,332,331

See notes to financial statements.

STATEMENTS OF OPERATIONS

DOTRONIX, INC.

(UNAUDITED)

	Three months ended, MARCH 31		Nine months ended, MARCH 31
	2003	2002	2003	2002

REVENUES	$384,852	$1,259,669	$1,313,649	$2,909,251

OPERATING EXPENSES:
Cost of Sales	448,503	951,307	1,296,998	2,166,895

Selling, general and administrative	432,446	474,255	1,251,750	1,423,033

Interest	29,248	10,574	62,173	34,727

Net loss	$(525,345)	$(176,467)	$(1,297,272)	$(715,404)

Basic and diluted net loss per common share	$(0.13)	$(0.04)	$(0.31)	$(0.17)

Average number of common shares outstanding	4,178,874	4,171,341	4,174,823	4,171,341

See notes to financial statements.

STATEMENTS OF CASH FLOWS

DOTRONIX, INC

(UNAUDITED)

	Nine months ended March 31
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,297,272)	$(715,404)
Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	81,895	176,093
Inventory write-down	215,000	180,000
Stock compensation	10,005	2,375
Change in assets and liabilities:
Accounts receivable	258,341	100,071
Inventories	236,792	136,466
Prepaid expenses	(26,672)	(32,238)
Accounts payable	72,004	79,804
Salaries, wages and payroll taxes payable	(32,488)	(42,807)
Accrued liabilities	(6,010)	(869)

NET CASH USED IN OPERATING ACTIVITIES	(488,405)	(116,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(13,194)	(35,182)
.
NET CASH USED IN INVESTING ACTIVITIES	(13,194)	(35,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving loan	2,112,377	3,264,000
Repayments on revolving loan	(1,673,657)	(3,141,463)

NET CASH PROVIDED BY FINANCING ACTIVITIES	438,720	122,537

NET DECREASE IN CASH AND CASH EQUIVALENTS	(62,879)	(29,154)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	150,328	68,956

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$87,449	$39,802

See notes to financial statements.

DOTRONIX, INC.

NOTES TO FINANCIAL STATEMENTS

A.                                   Basis of Presentation

The balance sheet as of March 31, 2003, the statements of operations for the three and nine month periods ended March 31, 2003 and 2002 and the statements of cash flows for the nine month periods ended March 31, 2003 and 2002 have been prepared by the Company without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for three and nine month periods ended March 31, 2003 and 2002 presented herein have been made.

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

B.                                     Stock options

The Company has elected to continue following the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measurement and recognition of stock-based transactions with employees.  No compensation cost has been recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant.  Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s 2003 and 2002 net loss and loss per share would have been changed to the pro forma amounts indicated below:

	Three months ended, MARCH 31		Nine months ended, MARCH 31
	2003	2002	2003	2002

Net loss:
As reported	$(525,345)	$(176,467)	$(1,297,272)	$(715,404)
Pro forma	(525,608)	(178,567)	$(1,297,535)	(717,504)
Loss per basic and diluted share
As reported	($0.13)	($0.04)	($0.31)	($0.17)
Pro forma	($0.13)	($0.04)	($0.31)	($0.17)

C.                                     Operating Losses, Management Plans, and Going Concern Considerations

The Company experienced substantial revenue declines and incurred substantial net losses during fiscal 2002, 2001, and 2000. This trend has continued in the first nine months of fiscal 2003. Accordingly, during those years it engaged in significant cost cutting measures, including staff reductions.

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

In conjunction with this change in strategy, the Company discontinued its manufacturing operations at its Eau Claire, Wisconsin facility in January 2003. Certain final assembly operations were set up at its New Brighton, Minnesota facility. The Eau Claire building has been listed for sale or lease with a real estate agent. The building has been reclassified on the balance sheet from “PROPERTY, PLANT & EQUIPMENT”  to “ASSETS HELD FOR SALE”. Depreciation was discontinued as of January 1, 2003. The carrying amount of the building at March 31, 2003 was $360,241, consisting of a cost of  $959,301 less accumulated depreciation of $599,060.

Currently, the Company does not generate enough revenue to support its cost structure, and the Company will continue to need external borrowings to support operations until the operations improve. The Company has been unable to obtain traditional financing arrangements, and instead has entered into the financing arrangements with its president, who is also a major stockholder, which are described in Note D below.  The Company will continue to be dependent on these arrangements to remain in business unless and until its results of operations improve.  The Company’s president is not obligated to continue these arrangements beyond their current expiration date of September 30, 2003.

Moreover, although Company management believes that the cash and cash equivalents on hand at May 14, 2003 and future amounts available under the aforementioned credit facility will be adequate to meet the Company’s cash requirements for the balance of the fiscal year ending June 30, 2003, given the substantial decline in revenue for the quarter ($874,817) and nine months ($1,595,602) ended March 31, 2003 compared to the prior year quarter and nine months, if revenues remain at current levels or continue to decline, operations are likely to be substantially reduced. In addition, unless revenue increases significantly or operations are substantially reduced, these sources of cash will not be adequate to meet the Company’s cash requirements during the fiscal year ending June 30, 2004, even if the Company’s president continues the present financing arrangements beyond their current expiration date of September 30, 2003.

D.                                    Revolving Line of  Credit

On February 23, 2000, the Company entered into a revolving credit facility with its president, who is also a major stockholder, and in September 2000 the Company’s president and major stockholder extended the loan agreement to February 28, 2002, and increased the loan limit to $1,250,000 in secured financing. In September 2001, the Company’s president and major stockholder extended the loan agreement to February 28, 2003 and increased the loan limit to $1,500,000 in secured financing. In September 2002 the Company’s president extended the loan agreement to September 30, 2003. The revolving credit facility contained a minimum tangible net worth covenant, which the president and major stockholder  reduced to $1.0 million in the first quarter of fiscal 2002. In September of 2002 the president eliminated the tangible net worth covenant. As of May 14,  2003 the Company had $185,625 available under the extension of the revolving credit facility.

Interest on outstanding borrowings under the revolving credit facility is accrued at the Wells Fargo Bank prime interest rate plus 3%. Additionally, the Company is required to issue warrants on the Company’s stock to the president and major shareholder for incremental increases in the outstanding borrowings balance.  One warrant is issued for every $4 in incremental borrowings made by the Company.  All warrants issued expire in 4 years and have an exercise price equal to the fair market value of the Company’s stock at the date of grant. Once repayments on the facility have been made, additional warrants are issued for incremental borrowings on the facility only to the extent that the new outstanding borrowings balance exceeds the previous high outstanding borrowings balance. Approximately 31,700 additional warrants were earned in the quarter ended December 31, 2002, and 46,600 additional warrants were earned in the month of January 2003.  Those warrants were issued in the quarter ending March 31, 2003. Interest costs related to the issuance of the warrants was approximately $9,000, which was expensed in the quarter ended March 31, 2003. Approximately 31,500 additional warrants, which have not yet been issued,  were earned in the quarter ended March, 31, 2003. Interest costs related to issuance of these warrants were approximately $3,600.

Company management believes that the cash and cash equivalents on hand at May 14, 2003 and future amounts available under the aforementioned credit facility will be adequate to meet the Company’s cash requirements for the balance of the fiscal year ending June 30, 2003, based on current revenue levels. However, given the substantial decline in revenue for the quarter ($874,817) and nine months ($1,595,602)  ended March 31, 2003 compared to the prior year quarter and nine months, if revenues continue to decline, or remain at current levels, operations are likely to be substantially reduced. In addition, unless revenue increases significantly or operations are substantially reduced, these sources of cash will not be adequate to meet the Company’s cash requirements during the fiscal year ending June 30, 2004, even if the Company’s president continues the present financing arrangements beyond their current expiration date of September 30, 2003. There is no certainty that the existing credit facility will be extended beyond this expiration date, and, unless results of operations improve, little likelihood that the Company would be able to replace it.

ITEM2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management Plans

The Company experienced substantial revenue declines and incurred substantial net losses during fiscal 2002, 2001, and 2000. This trend has continued in the first nine months of fiscal 2003. Accordingly, during those years it engaged in significant cost cutting measures, including staff reductions.

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

In conjunction with this change in strategy, the Company discontinued its manufacturing operations at its Eau Claire, Wisconsin facility in January 2003. Certain final assembly operations were set up at its New Brighton, Minnesota facility. The Eau Claire building has been listed for sale or lease with a real estate agent.

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

Moreover, although Company management believes that the cash and cash equivalents on hand at May 14, 2003 and future amounts available under the aforementioned credit facility will be adequate to meet the Company’s cash requirements for the balance of the fiscal year ending June 30, 2003, given the substantial decline in revenue for the quarter ($874,817) and nine months ($1,595,602) ended March 31, 2003 compared to the prior year quarter and nine months, if revenues remain at current levels or continue to decline, operations are likely to be substantially reduced. In addition, unless revenue increases significantly or operations are substantially reduced, these sources of cash will not be adequate to meet the Company’s cash requirements during the fiscal year ending June 30, 2004, even if the Company’s president continues the present financing arrangements beyond their current expiration date of September 30, 2003.

RESULTS OF OPERATIONS

Revenue decreased by $875,000, or 69%, for the three months ended March 31, 2003, and decreased $1,596,000, or 55%,  for the nine months ending March 31, 2002, compared to like periods in the prior year. Orders from travel related industries, particularly airlines and airports, have not rebounded from the continuing travel recession, which has been ongoing since early 2001. Other traditional original equipment manufacturing customers have also curtailed their buying activity. Customers are continuing their evaluation of new products designed for quick serve restaurant chains, and other point of purchase applications. A small number of customers have placed orders for two store and three store test installations, but have not yet undertaken large scale multiple store installations.

The gross margin percentage for the quarter ended March 31, 2003, was a negative (-) 17%, compared to positive (+) 24% for  the quarter ended  March  31, 2002. The gross margin percentage for the nine months ended March 31, 2003, was 1%, compared to 26%, for the nine months ended March 31, 2002. Subsequent to March 31, 2002, there was a rapid decline in orders, with an accompanying increase in unit manufacturing costs and declining gross margin percentages due to decreased unit productivity. Manufacturing capacity reduction was completed in January, 2003, but had only a small effect on the quarterly and nine month fiscal 2003 gross margin percentages because of various costs of closing the Eau Claire, Wisconsin, plant.  In addition, inventory was written down $105,000 in the quarter and $215,000 in the nine months ended March 31, 2003, to reflect estimated decreases in value due to decreased demand for various product lines. Inventory was written down $60,000 for the three month period, and $180,000 in the nine month period ended March 31, 2002, which had a much smaller adverse effect on the gross margin percentages of fiscal 2002, than in fiscal 2003, because of the relatively larger gross margins in fiscal 2002 than in fiscal 2003.

Selling, general, and administrative expenses decreased $42,000, or 9%, for the quarter ended March 31, 2002, and $169,000, or 12%, for the nine months ended March 31, 2002, when compared to the same periods in the prior year. The decrease was due to continuing cost reduction efforts and decreases in depreciation of fixed assets and amortization of goodwill totaling approximately $36,000 for the quarter and $110,000 for the nine month period.

Interest expense increased $18,700, or 177%, for the three months ended March 31, 2003, and $27,500, or 79%, for the nine months ended March 31, 2003, compared to the same periods of the prior year. Although the loan interest rate declined by one half of a percent in November 2002, additional borrowings due to continuing losses was the primary cause of  the increase in interest expense. In addition, $9,000 in interest costs related to the issuance of warrants were incurred in the three months and nine months ended March 31, 2003, and no warrant costs were incurred in the three and nine months ended March 31, 2002.

As of March 31, 2003, the Company had available income tax operating loss carry-forwards that can be used to offset future taxable income. The Company has recorded a valuation allowance against all benefits associated with net operating loss carry-forwards as it is less likely than not that they will ultimately be realized.

LIQUIDITY AND CAPITAL RESOURCES

On February 23, 2000, the Company entered into a revolving credit facility with its president, who is also a major stockholder, and in September 2000 the Company’s president and major stockholder extended the loan agreement to February 28, 2002, and increased the loan limit to $1,250,000 in secured financing. In September 2001, the Company’s president and major stockholder extended the loan agreement to February 28, 2003 and increased the loan limit to $1,500,000 in secured financing. In September 2002 the Company’s president extended the loan agreement to September 30, 2003. The revolving credit facility contained a minimum tangible net worth covenant, which the president and major stockholder  reduced to $1.0 million in the first quarter of fiscal 2002. In September of 2002 the president eliminated the tangible net worth covenant. As of May 14,  2003 the Company had $185,625 available under the extension of the revolving credit facility.

Interest on outstanding borrowings under the revolving credit facility is accrued at the Wells Fargo Bank prime interest rate plus 3%. Additionally, the Company is required to issue warrants on the Company’s stock to the president and major shareholder for incremental increases in the outstanding borrowings balance.  One warrant is issued for every $4 in incremental borrowings made by the Company.  All warrants issued expire in 4 years and have an exercise price equal to the fair market value of the Company’s stock at the date of grant. Once repayments on the facility have been made, additional warrants are issued for incremental borrowings on the facility only to the extent that the new outstanding borrowings balance exceeds the previous high outstanding borrowings balance. Approximately 31,700 additional warrants were earned in the quarter ended December 31, 2002, and 46,600 additional warrants were earned in the month of January 2003.  Those warrants were issued in the quarter ending March 31, 2003. Interest costs related to the issuance of the warrants was approximately $9,000, which was expensed in the quarter ended March 31, 2003. Approximately 31,500 additional warrants, which have not yet been issued,  were earned in the quarter ended March, 31, 2003. Interest costs related to issuance of these warrants were approximately $3,600.

During the nine months ended March 31, 2003, cash and cash equivalents decreased  by $63,000. The negative effect on cash flows of  the net loss of $1,297,000 was partially offset by other operating activities. Collections of accounts receivable net of new billings amounted to $258,000 and reductions in inventory, including inventory write-downs of $215,000, contributed $452,000. Cash flow used in operations was $488,000. Proceeds from the revolving loan contributed $439,000. Property plant and equipment purchases totaled $14,000.

Company management believes that the cash and cash equivalents on hand at May 14, 2003 and future amounts available under the aforementioned credit facility will be adequate to meet the Company’s cash requirements for the balance of the fiscal year ending June 30, 2003, based on current revenue levels. However, given the substantial decline in revenue for the quarter ($874,817) and nine months ($1,595,602)  ended March 31, 2003 compared to the prior year quarter and nine months, if revenues continue to decline, or remain at current levels, operations are likely to be substantially reduced. In addition, unless revenue increases significantly or operations are substantially reduced, these sources of cash will not be adequate to meet the Company’s cash requirements during the fiscal year ending June 30, 2004, even if the Company’s president continues the present financing arrangements beyond their current expiration date of September 30, 2003. There is no certainty that the existing credit facility will be extended beyond this expiration date, and, unless results of operations improve, little likelihood that the Company would be able to replace it.

COMMITMENTS AND CONTINGENCIES:

Warehouse facilities, office equipment, computer equipment and vehicles are leased under non-cancelable operating leases.  Minimum future obligations on these operating leases and amounts owing under the revolving credit facility, at March 31, 2003, are as follows:

Contractual Obligation payments due by period

	1 Year	2-3 Years	4-5 years	Over 5 Years	Total

Operating leases	$35,792	$166,966	$146,400	$135,200	$484,359

Revolving credit facility (Line of Credit)	$1,206,440				$1,206,440

Total	$1,242,232	$166,966	$146,400	$135,200	$1,690,799

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

Inventory Valuation – An inventory write-down is established to reduce inventory to the lower of cost or market for estimated surplus and discontinued inventory items. The amount of the inventory write-down is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item. Although there is considerable uncertainty in the continuation of current sales trends, additional substantial inventory write-downs may be required if revenues remain at current levels, or continue to decline in future periods.

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

ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Transactions.  SFAS No. 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell.  The Company has adopted SFAS 144 in fiscal 2003, which had no effect on its financial statements.

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

The Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“FAS 148”), which amends Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).  The Company has continued to apply APB Opinion No. 25 and related interpretations in accounting for stock-based compensation plans.  FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.

COMMON STOCK LISTING

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol “DOTX

Item 3. CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of May 14, 2003, (the “Evaluation Date”) have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to them by others within the Company.

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

Date: May 14, 2003	Dotronix, Inc.

	By	/s/ William S. Sadler
William S. Sadler
President
(Principal Executive Officer)

	By	/s/ Robert V. Kling
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

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of May 14, 2003 (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date May 14, 2003	By	/s/ William S. Sadler
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

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of May 14, 2003 (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date	May 14, 2003	By	/s/ Robert V. Kling
Robert V. Kling, Chief Financial Officer