Form 10KSB
period 2003-06-30
DOTRONIX INC
filed 2003-11-14
CIK 351809

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT

Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2003	Commission file No. 0-9996

DOTRONIX, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1387074
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer) Identification No.)

160 First Street S.E. New Brighton, Minnesota	55112-7894
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (651) 633-1742

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

Yes   ☒      No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, or any amendment to this Form 10-KSB ☐

State issuer’s revenues for its most recent fiscal year:  $1,683,795

The aggregate market value of common equity stock held by non-affiliates of the registrant as of November 11, 2003, was approximately  $887,460 (based on the last sale price of such stock as reported by the OTC Bulletin Board).

The number of shares outstanding of the registrant’s common stock, as of November 11, 2003, was 4,180,341.

Part I

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company’s control.  These factors include but are not limited to economic conditions generally and in the industries in which the Company’s customers participate; competition within the Company’s industry, including competition from much larger competitors; technological advances which could render the Company’s products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers’ product needs; price increases or supply limitations for components purchased by the Company for use in its products; availability of sufficient financing and delays, reductions, or cancellations of orders previously placed with the Company.

Item 1. Business

General

Dotronix, Inc. (the “Company”), founded in 1980, originally focused on designing, manufacturing and marketing cathode ray tube (“CRT”) displays. These displays were typically sold to original equipment manufacturers (OEMS) and display system integrators. As the OEM display business declined due to increased competition from other manufacturers and to the introduction of several new display technologies, the Company reduced its manufacturing resources through outsourcing and reduced product offerings.

Customer interest in the replacement of printed signage with video display signage has resulted in the Company’s efforts to develop and market fully integrated video display systems. Recent changes in computer operating speeds and software programs have made such systems technically capable of displaying full motion video at a reasonable cost. Two customer benefits of these new systems are the increased effectiveness of in-store, large-screen, full-motion video presentations to influence buying decisions and the lower costs associated with changes in video presentations as opposed to costs associated with changes of print based marketing efforts. The Company has secured competitive pricing from reliable vendors for both CRT based products and other display devices such as digital light projectors (DLP) and liquid crystal displays (LCD). The Company is also developing marketing relationships with software companies and companies that provide display content.  There is no assurance that the above efforts will necessarily return the Company to profitability.

Products

The Company will continue to manufacture and support several types of CRT based monitors to end user markets, through in house capability or outsourcing. The Company has also developed new non-CRT based display devices using DLP technology. In addition to supplying the display device, the Company is developing marketing relationships with other companies to provide all the elements of a fully integrated video display system. System capabilities provided by marketing partners include the software to drive display content and content scheduling, the creation, production and modification of display content, content delivery and scheduling capabilities, and finance leasing capabilities. Efforts to market these systems have not yet produced material revenues.

Marketing

The Company’s marketing efforts include maintaining contacts with various OEMS and system integrators for its CRT based products. In support of the Company’s efforts to develop a digital signage systems market presence, the Company has targeted certain industries, such as the fast food industry, and traffic control and monitoring centers. Sales presentations are performed by the Company’s sales staff, by selected manufacturing representatives and by various companies with strong marketing connections to attractive retail franchises. The Company also maintains and promotes an interactive web site.

6% of the Company’s revenues during the year ended June 30, 2003 consisted of sales to customers in Europe, Canada, and Asia.

Customers with 10% or more of revenues, and top 5 customers,  are as follows:

	2003	2002
A	12%	0%
B	0%	14%
C	4%	12%
Top 5 Customers	30%	40%

Competition

The Company believes that competition in the market for CRT and other technology displays and display systems is generally based on price, product performance, product availability and customer service. A number of other large companies, including Sony, Philips Electronics, Ltd., and several Taiwanese and mainland China manufacturers, presently manufacture CRT based and other displays. Several companies have developed a strong presence in various markets for fully integrated video display systems. Many of the companies with which the Company competes have substantially greater resources than the Company.

Manufacturing and Suppliers

The Company purchases the components of its CRT displays from outside suppliers. The Company assembles and tests these components. The Company also purchases completed CRT displays offshore in order to improve its competitive position.

The Company has maintained manufacturing capacity for certain monochrome products that have experienced a decline in volume over the previous several years.  The level of sales from these types of products is expected to continue to decline significantly in the future. The Company has reduced capacity accordingly.

The Company has established supplier relationships with the manufacturers of new technology displays, including plasma panels, liquid crystal displays, and digital light projection displays. The Company has been successful in securing competitive pricing agreements from manufacturers of these displays and CRT based displays used in its products. However, there is no assurance that it will be able to continue to secure such pricing.

Government Regulations

The Company’s products, or products into which they are incorporated, must be certified by officials of the Department of Health and Human Services as complying with regulations limiting the amount of radiation that may be emitted by CRT displays.  The Company has been able to obtain such approvals without material delay.  The Company has received exemption from certain of the certification procedures under an exception contained in the regulations, that reduces the administrative burden of such certification procedures.  In addition, the Company’s products are subject to Federal Communications Commission regulations limiting the amount of radio noise emissions from computing devices.  The Company has been able to obtain the necessary certifications in a timely manner.

Personnel

In June 2003 the Company’s President, William S. Sadler, a major shareholder, and the primary lender to the Company, died due to accidental drowning.  His son, Kurt T. Sadler, was appointed president.

As of June 30, 2003, the Company had 16 full-time employees.  The Company believes that its relationship with its employees is satisfactory.  None of the Company’s employees are covered by collective bargaining agreements.

Sales Backlog

The Company’s sales backlog expected to be shipped by the end of the following fiscal year was approximately $336,000 at November 11, 2003 and $242,000 at November 11, 2002. The backlog at November 11, 2003 included a contract with the Federal Government for $249,000. The Company believes that the dollar amount of backlog at a given date is not necessarily indicative of sales for any succeeding period.

Research and Development.

Research and development costs totaled approximately $131,000 for fiscal 2003 and  $129,000 for fiscal 2002.

Item 2. PROPERTIES

The Company’s corporate offices and certain manufacturing operations are located in a building that is approximately 17,000 square feet in New Brighton, Minnesota. The building was purchased from the Company by William S. Sadler, the former president and a major stockholder of the Company, and leased back by the Company in fiscal 1999. Rental payments are $6,100 per month through April 2004. From May 2004 to April 2009, rent is $2,500 per month plus an additional amount (additional rent) equal to the monthly payments of principal and interest (at June 30, 2003, a rate of 6.4%) on a 15- year loan of $456,000 obtained by Mr. Sadler, with total monthly payments not to be less than $6,100. At June 30, 2003, the additional rent under these terms would have been $3,947 per month. The lease agreement has two five-year options with rental payments of $3,000 plus additional rent and $3,500 plus additional rent, respectively.  In addition to the rental amounts described above, the Company is responsible for all other costs, fees, expenses, and other charges that may arise. These lease terms were approved by the Company’s outside directors based on a study of comparable rental properties.

The Company formerly leased additional space in New Brighton, under a five year lease that expired March 2003, that consisted of approximately 22,000 square feet of warehouse space from a company wholly owned by William S. Sadler, at a rental rate of $4,832 per month.  The lease had a renewal option for five additional years at the same rate, that the Company did not exercise. These lease terms were approved by the Company’s outside directors based on a study of comparable rental properties.  The Company sublet approximately 15,333 square feet of this space through March 2003.

The Company owns a manufacturing facility of approximately 33,600 square feet located in Eau Claire, Wisconsin. The facility was closed in January 2003 in connection with the Company moving its manufacturing operations to New Brighton. The building has been listed for sale or lease with a real estate agent. The Estate of William S. Sadler holds as collateral a mortgage on the facility as part of the loan agreement between the Estate and the Company.

In the opinion of Company management, these properties are adequately covered by insurance.

Item 3. LEGAL PROCEEDINGS

None

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol “DOTX”. The following table sets forth the range of high and low closing sales prices of the Common Stock.

Fiscal Year Ended June 30, 2003

	High

		Low

First Quarter	$0.25	$0.12
Second Quarter	$0.20	$0.06
Third Quarter	$0.18	$0.07
Fourth Quarter	$0.14	$0.05

Fiscal Year Ended June 30, 2002	High	Low
First Quarter	$0.43	$0.19
Second Quarter	$0.40	$0.11
Third Quarter	$0.51	$0.23
Fourth Quarter	$0.30	$0.15

As of June 30, 2003, there were 327 record holders of the Company’s Common Stock.  The Company has not paid dividends on its Common Stock and does not expect to pay cash dividends for the foreseeable future. The Company’s current borrowing arrangement prohibits the payment of cash dividends. The Company’s current policy is to retain any earnings to finance operations.

Recent Sales of Unregistered Securities

In fiscal 2003 the Company issued warrants to purchase 162,269 shares of common stock to William S. Sadler, its former president, in connection with a revolving credit agreement between Mr. Sadler and the Company.  These warrants expire four years from their date of issuance and have an exercise price equal to the fair market value of the Company’s stock at the date of issuance.  The warrants issued in fiscal 2003 have a weighted average exercise price of $0.121.  The issuance of these warrants was exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Plans

The Company incurred losses of $1.2 million and $1.6 million in fiscal 2003 and 2002, respectively. The $1.2 million loss in fiscal 2003 includes $500,000 of income from life insurance proceeds collected on the death of the Company President in June 2003. In addition, the Company used approximately $718,000 and $89,000 of cash in operations in 2003 and 2002, respectively. Although the Company has made significant progress in reducing its cash requirements, through reductions in manufacturing capacity and personnel, it will continue to need external borrowings to support operations until the operations improve.

Since February 2000, William S. Sadler, the Company’s president, and a major stockholder, and the Estate of William S. Sadler (Estate), since his untimely death in June of this year, have provided the Company with a line of credit. The current loan agreements, which expire on November 30, 2003, provide for a maximum loan amount of $1,000,000. As of November 11, 2003 the Company had borrowed all of the $1,000,000 available under the revolving credit facility.

On November 5, 2003, the personal representatives of the Estate signed a legally binding agreement with the Company obligating the Estate to amend the existing loan documents so as to forgive $850,000 of the $1,000,000 principal amount outstanding under the loan agreement, in exchange for the Company owned manufacturing facility located in Eau Claire, Wisconsin. The Estate holds a mortgage as collateral on this facility. The November 5, 2003 agreement also requires the Estate to extend the term of the loan to November 30, 2008, to subordinate its loan to that of an outside investor and to change the interest rate from the Wells Fargo Bank prime interest rate plus 3% per annum, to 5% per annum. This agreement will also reduce the maximum available borrowing from $1,000,000 to $150,000. In connection with such transaction, the Estate is obligated to surrender to the Company warrants to purchase 365,094 common shares previously issued to Mr. Sadler and the Estate, under the loan agreement.  In exchange, the Estate will receive warrants with a seven-year life to purchase an aggregate of 385,000 common shares at an exercise price of $0.05 cents per share. Both the Company and the Estate agreed to use their best efforts to complete the amendment of documents agreed to, by November 14, 2003. As of the date of filing of this report, the parties and their legal advisors are working on the final documents.

On November 5, 2003, an outside investor signed a legally binding agreement obligating the investor to execute various loan documents to extend to the Company a revolving line of credit of $450,000 for one year at 5% per annum. The investor has the option to accept repayment of the loan in Company common shares at a price of $1.50 per share. As additional consideration for the line of credit the investor will receive warrants with a seven-year life to purchase 100,000 of Company common shares at an exercise price of ten cents per share. Both the Company and the outside investor agreed to use their best efforts to complete the execution of the loan documents by November 14, 2003. As of the date of filing of this report, the parties and their legal advisors are working on the final documents.

During fiscal 2003, the Company reduced the number of full time employees from 27 to 16 (approximately 41%). During fiscal 2002 the Company reduced the number of full time employees from 41 to 27 (approximately 34%). Operating costs declined by approximately $281,000, or 15% in fiscal 2003 and approximately $504,000, or 21% in fiscal 2002. The Company continues to monitor costs.

In January 2003 the Company reduced its manufacturing capacity in a highly volatile and uncertain market by consolidating its manufacturing capability from Eau Claire, Wisconsin to New Brighton, Minnesota. All manufacturing operations other than final assembly were discontinued. The Company has outsourced major portions of its CRT based products, and added new products such as DLP’s and LCD’s by securing competitive pricing on all of these products.

The Company has also made progress on becoming more valuable to the end user of display devices by incorporating all elements of a display system into the Company’s product offerings. To that end the Company has developed and is continuing to develop strong relationships with other companies that provide various hardware, software, installation and maintenance products and services relevant to electronic display systems. Where warranted, the Company is also developing internal capabilities to provide these products and services. The Company has steadily re-educated its customers of its enhanced capabilities, in an effort to improve sales, and establish a continuing growing revenue stream. There is no assurance that the Company will be successful in executing these strategies.

Results of Operations:

The Company’s revenues decreased $1,830,105, or 52% during the fiscal year ended June 30, 2003, from the preceding fiscal year. The decrease for fiscal 2003 was caused by the severe contraction in the hospitality and travel related industry and the continuing lack of capital investment by those businesses that were major purchasers of Company products in the past. The lack of business capital investment also slowed the adoption of new electronic video display systems.

The Company’s gross margin was 0.3% and 20% in fiscal 2003 and 2002, respectively.  The decreased margin in fiscal 2003 from the preceding year was due to inventory write-downs of $338,000, and the cost of maintaining excess manufacturing capacity.

Selling, general, and administrative expenses decreased 15% in fiscal 2003 from the preceding fiscal year. The decrease in fiscal 2003 was due to a Company wide restructuring initiative that began in December 2000. In fiscal 2003, full time employment was reduced from 27 employees to 16 employees.

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

Interest expense, all paid to the Company’s president or to his estate, increased 98% in fiscal 2003. The increase in 2003 was due to increased borrowing levels and interest expense attributable to the issuance of warrants required under the loan agreement, as discussed below. Interest expense related to the issuance of warrants increased from $148 in fiscal 2002 to $20,152 in fiscal 2003.

As of June 30, 2003, the Company had available income tax operating loss carry-forwards of approximately $8,460,000 that can be used to offset future taxable income. The Company has recorded a valuation allowance against all benefits associated with net operating loss carry-forwards as it is more likely than not that they will not ultimately be realized.

Financial Condition, Liquidity and Capital Resources

From February 2000, to June 2003, the Company had a revolving credit facility with its President and major shareholder, William S. Sadler. In June 2003, Mr. Sadler died unexpectedly and his Estate assumed his interest in the loan. At the time of Mr. Sadler’s death the revolving credit facility had a maximum lending limit of $1,500,000 and was due September 30, 2003. In July 2003, the Company received $500,000 as beneficiary of a life insurance policy on Mr. Sadler, that was used to pay down the loan. In September 2003, the personal representatives of the Estate agreed to extend the loan to November 30, 2003, but decreased the loan limit to $1,000,000. As of November 11, 2003, the Company had borrowed all of the $1,000,000 available under the revolving credit facility.

As of June 30, 2003, the Company had a working capital deficit of approximately $580,000 and since that date has continued to consume cash resources. The Company does not have sufficient cash resources to repay the outstanding balance on the revolving credit facility which is due on November 30, 2003.

On November 5, 2003, the personal representatives of the Estate signed a legally binding agreement with the Company obligating the Estate to amend the existing loan documents so as to forgive $850,000 of the $1,000,000 principal amount outstanding under the loan agreement, in exchange for the Company owned manufacturing facility located in Eau Claire, Wisconsin. The Estate holds as collateral a mortgage on this facility. The November 5, 2003 agreement also requires the Estate to extend the term of the loan to November 30, 2008, to subordinate its loan to that of an outside investor and to change the interest rate from the Wells Fargo Bank prime interest rate plus 3% per annum, to 5% per annum. This agreement will also reduce the maximum available borrowing from $1,000,000 to $150,000. In connection with such transaction, the Estate is obligated to surrender to the Company warrants to purchase 365,094 common shares previously issued to Mr. Sadler and the Estate, under the loan agreement.  In exchange, the Estate will receive warrants with a seven-year life to purchase an aggregate of 385,000 common shares at an exercise price of $0.05 cents per share. Both the Company and the Estate agreed to use their best efforts to complete the amendment of documents agreed to, by November 14, 2003. As of the date of filing of this report, the parties and their legal advisors are working on the final documents.

Interest on outstanding borrowings under the revolving credit facility with the Estate, prior to the November 5, 2003 agreement, was accrued at the Wells Fargo Bank prime interest rate plus 3%.  Additionally, the Company was required to issue warrants to purchase the Company’s stock to the Estate for incremental increases in the outstanding borrowings balance over the previous maximum outstanding balance, one warrant for every $4 of borrowings. The highest outstanding balance under the revolving credit facility at any time since its inception was $1,460,375 on June 4, 2003. The Company has issued all of the warrants required under the loan agreement. No further obligations will occur as the loan limit has been reduced to $150,000. All warrants issued expire four years from the date of grant and have an exercise price equal to the fair market value of the Company’s stock at the date of grant.

The Company recognized interest expense for the fair value of the warrants, which was estimated on the date of grant using the Black-Scholes pricing model based on the following weighted average assumptions:

	Year ended June 30
	2003	2002
Dividend yield	None	None
Risk free interest rate	4.76%	3.84%
Expected life	4 years	4 years
Expected volatility	192%	135%

The Company issued warrants to purchase 162,269 shares and 16,131 shares in fiscal 2003 and fiscal 2002, respectively. The Company has issued warrants to purchase an aggregate total of 365,094 shares under the loan agreement, with extensions. The weighted average exercise price of these warrants was $0.32, and their weighted average remaining life was 2.2 years at June 30, 2003. The fair value of the warrants totaled approximately $85,700, and was amortized over the term of the loan agreement. Interest expense related to warrants was $20,152 for the year ended June 30, 2003 and $148 for the year ended June 30, 2002. Under the November 5, 2003 agreement, the warrants issued under the loan agreement will be replaced with new warrants with a seven-year life and a exercise price of $0.05.

On November 5, 2003, an outside investor signed a legally binding agreement obligating the investor to execute various loan documents to extend to the Company a revolving line of credit of $450,000 for one year at 5% per annum. The investor has the option to accept repayment of the loan in Company common shares at a price of $1.50 per share. As additional consideration for the line of credit the investor will receive warrants with a seven-year life to purchase 100,000 of Company common shares at an exercise price of ten cents per share. Both the Company and the outside investor agreed to use their best efforts to complete the execution of the loan documents by November 14, 2003. As of the date of filing of this report, the parties and their legal advisors are working on the final documents.

In the year ended June 30, 1999, the Company entered into employment agreements with three employees and grated a total of 26,000 shares of restricted stock to these employees. One third of the stock vested on each of the employees’ first three anniversary dates. The shares were fully vested as of June 30, 2002. Compensation expense under these agreements was $0 and $2,375 for June 30, 2003 and 2002, respectively.

Company management believes that cash on hand, and cash to be made available under agreements by the Estate, and an outside investor, and which the Company, the Estate, and the outside investor have agreed to use their best efforts to complete by November 14, 2003, and should be adequate to enable the Company to continue operations in fiscal 2004. As of the date of filing of this report, the parties and their legal advisors are working on the final documents.

Commitments and Contingencies

Warehouse facilities, office equipment, computer equipment and vehicles are leased under non-cancelable operating leases.  Minimum future obligations on these operating leases and amounts owing under the revolving credit facility, at June 30, 2003, are as follows:

Contractual Obligation payments due by period

	1 Year	2-3 Years	4-5 years	Over 5 Years	Total

Operating leases	$93,000	$159,157	$146,400	$61,000	$459,557

Revolving credit facility (Line of Credit)	1,365,375				1,365,375

Total	$1,458,375	$159,157	$146,400	$61,000	$1,824,932

Cash Flow

During the year ended June 30, 2003, the Company’s net loss was $1,201,000. Cash flow used in operating activities was $718,000. Part of the $483,000 difference between the net loss and cash used in operations was attributable to non-cash depreciation expense and amortization on gain on sale of building of $87,000, and changes in current assets and current liabilities, other than cash, cash equivalents, and the revolving loan payable to a related party, of $377,000. Cash used to purchase fixed assets was approximately $17,000. Additional borrowings amounted to $598,000. Cash and cash equivalents decreased by $137,000.

During the year ended June 30, 2002, the Company’s net loss was $1,591,000. Cash flow used in operating activities was $89,000. Part of the $1,502,000 difference between the net loss and cash used in operations was attributable to non-cash depreciation, amortization on gain on sale of building, and goodwill impairment costs totaling $572,000, and changes in current assets and current liabilities, other than cash, cash equivalents, and the revolving loan payable to a related party, of  $927,000. Cash used to purchase fixed assets was approximately $36,000. Additional borrowings amounted to $206,000. Cash and cash equivalents increased by $81,000.

Critical accounting policies

The Company has credit policies that establish specific criteria related to credit worthiness that its customers must meet prior to the shipment of product to the customer. The Company periodically makes limited and selective exceptions to its policy of not shipping to customers with overdue balances when the particular customer has met specific criteria that are indicative of such customers’ ability to pay their past due and future balances.

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

Inventory Valuation – An inventory write-down is established to reduce inventory to the lower of cost or market for estimated surplus and discontinued inventory items. The amount of the inventory write-down is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item. Because there is considerable uncertainty in the continuation of current sales trends, additional inventory write-downs may be required if revenues remain at current levels, or continue to decline in future periods.

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

Assets Held for Sale - Assets held for sale are carried a the lower of their carrying value or fair value less estimated selling costs.  Depreciation on assets held for sale is discontinued.  If the assets are not sold within a reasonable time period, they will be reclassified as held and used and recorded at the lower of (a) the carrying valued of the assets before being classified as held for sale, adjusted for depreciation expense that would have been recognized had the assets been continually classified as held and used or (b) the fair value on the date the assets are reclassified as held and used.

Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Transactions.  SFAS No. 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 144 in fiscal 2003 had no effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The Standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 replaces previous accounting guidance provided by the Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 in fiscal 2003 had no effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation and provides alternative methods for accounting for a change to the fair value method of accounting for stock-based compensation.  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosure when the intrinsic value method continues to be used. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133,  Accounting for Derivative Instruments and Hedging Activities.  The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity.  The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, that the issuing company is obligated to buy back in exchange for cash or other assets.  A second type includes put options and forward purchase contracts, that involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets.  The third type of instruments that are liabilities under SFAS No. 150 are obligations that can be settled with shares whose monetary value is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements.  The remaining provisions are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003. The adoption of SFAS 150 in fiscal 2003, had no effect on the Company’s financial statements.

Quantitative and Qualitative Disclosures About Market Risk:

The Company believes that its revenues and results of operations have not been significantly affected by inflation during the two years ended June 30, 2003.

The Company’s transactions are denominated in U.S. dollars. For this reason the Company does not have significant exposure to foreign exchange rate fluctuations.

One of the Company’s working capital loans is subject to variable interest rates. Significant fluctuations in interest rates therefore could have an adverse effect on the Company and its ability to fund working capital requirements.

Item 7. FINANCIAL STATEMENTS

The financial statements of the Company are included (with an index listing all such statements) in a separate financial section at the end of this Annual Report on Form 10-KSB.

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on Form 8-K filed September 12, 2003, the Company dismissed its previous principal accountants and engaged another accounting firm in an effort to reduce costs.

Item 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer, Kurt T. Sadler, and Chief Financial Officer, Robert V. Kling, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

Changes in internal controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors of the Company

The executive officers and directors of the Company are as follows:

Name	Age	Position
Kurt T. Sadler	41	President
Robert V. Kling	61	Chief Financial Officer
Ray L. Bergeson	77	Director
L. Daniel Kuechenmeister	73	Director

Kurt T. Sadler, President of Dotronix Inc. since June 2003, has been employed with the Company from its inception in 1980.  Mr. Sadler previously held management positions in client services, inventory control, customer cost quotes, and operations.  His last position prior to becoming President was Assistant to the CEO.

Robert V. Kling has been Chief Financial Officer since February 1999. Mr. Kling was the owner of an indoor advertising company from 1995 through 1998. He was a self-employed small business financial consultant from 1991 through 1995. Mr. Kling was employed as controller and vice-president finance for a major wholesale lumber company from 1975 to 1991.

Ray L. Bergeson has been a director of the Company since 1987.  Mr. Bergeson was employed by Honeywell, Inc.  from 1952 through 1988.  From 1985 until his retirement at the end of 1988, he was the chief engineer for the engineering design automation systems development of the Military Avionics Division.  From 1978 to 1985, Mr. Bergeson was a program manager responsible for the development and implementation of computer-aided design systems for the Military Avionics Division.  Mr. Bergeson holds a degree in electrical engineering from Purdue University.  Since his retirement, Mr. Bergeson has performed consulting work in the area of CAD-CAM system development and strategic planning.

L. Daniel Kuechenmeister has been a director of the Company since 1994. Mr. Kuechenmeister was employed by Honeywell, Inc. in various management positions from 1956 through 1990.  From 1984 until his retirement in 1990 he was Manager of Contracts for the Inertial Components Business Area.  Since his retirement he has consulted in the areas of contract negotiations and utilities auditing and taught classes in government contract negotiations as an adjunct professor at the University of St. Thomas, St. Paul, Minnesota.  He is currently President of the Board of Merrick Companies, Inc., a non-profit social services entity. Mr. Kuechenmeister holds a B.A. degree from the University of Minnesota.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of copies of such reports and written representations from the Company’s executive officers and directors, the Company believes that its executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2003, with the following exceptions.

Kurt T Sadler was appointed President on June 17, 2003. A Form 3 was mailed to the Securities and Exchange Commission on June 24, 2003. The SEC rejected the filing on July 2, 2003, as the filing was required to be in electronic form after June 30, 2003. On July 22, 2003, the required Form 3 was filed electronically, and accepted.

William S. Sadler, who died on June 16, 2003, had earned additional warrants under the loan agreement he had with the Company. The grant date of the additional warrants was June 6, 2003. The Company issued the warrants on August 12, 2003. Notice of issuance of the warrants was filed with the SEC on October 29, 2003

Item 10. EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table.

The following table sets forth the total compensation earned or paid for services rendered by each person who served as Chief Executive Officer of the Company during the fiscal year ended June 30, 2003.  No other officer of the Company had a total annual salary and bonus that exceeded $100,000 for the year ended June 30, 2003.

William S. Sadler died unexpectedly on June 16, 2003, and the Board of Directors appointed his son, Kurt T. Sadler, as President on June 17, 2003. Kurt Sadler’s annual salary for fiscal 2004 is $79,800.

					Long-term Compensation
					Awards		Payouts
Name and Principal Position	Annual Compensation				Restricted Stock Awards	Options Granted	LTIP(1) Payouts	All Other Comp (2)
	Year	Salary	Bonus	Other Annual Compensation
		($)	($)	($)	(#)	(#)	($)	($)
William S. Sadler	2003	135,153	0	0	0	0	0	0
Former President (Chief Executive Officer)	2002	134,615	0	0	0	0	0	1,077

Kurt T. Sadler President (Chief Executive Officer}	2003	55,085	0	0	0	0	0	0

(1) Long-Term Incentive Plan

(2) Employer matching contributions to 401(k) plan.

Option Grants During Fiscal 2003

No stock options were granted during fiscal year 2003 to the persons named in the “Summary Compensation Table” above.  The Company has not granted any stock appreciation rights.

Option Exercises During Fiscal 2003 and Fiscal Year-end Option Values

During fiscal year 2003, the persons named in the “Summary Compensation Table” above did not exercise any stock options.  Neither of such persons held a stock option as of June 30, 2003.  The Company has no outstanding stock appreciation rights.

Compensation of Directors.

Directors of the Company who are not employees of the Company are compensated at the rate of $4,000 per fiscal year, paid quarterly. Compensation to directors was suspended in April 2003. In addition, non-employee directors participate in the Dotronix, Inc. Non-employee Director Stock Option and Stock Grant Plan (the “Director Plan”), that was approved by shareholders in 1999. Under the Director Plan, an initial option to purchase 5,000 shares is granted automatically to an non-employee director immediately following the meeting of the Company’s shareholders or its Board of Directors at which such director was elected for the first time.  Subsequently, each non-employee director receives a grant of 500 shares and an option to purchase 2,500 shares immediately following each annual meeting of the Company’s shareholders. All options granted under the Director Plan have an exercise price equal to the fair market value of the Company’s Common Stock on the date of the grant, determined in accordance with the Director Plan, and become exercisable six months after the date of grant (or immediately in the event of death of the holder thereof). The option exercise price is payable in cash.  Options granted under the Director Plan are intended to be “nonqualified options” under the Internal Revenue Code of 1986, as amended.  Pursuant to the Director Plan, during the year ended June 30, 2003, Mr. Bergeson and Mr. Kuechenmeister were each automatically granted an option to purchase 2,500 shares of the Company’s Common Stock at $ 0.07 per share and each was granted 500 shares.  No options granted under the Director Plan have been exercised.

Employment Contracts.

During fiscal 2003, Mr. William S Sadler was employed by the Company without a contract at a monthly salary of $11,500 that had been approved by the Board of Directors.

As of September 2003, Kurt T. Sadler and Robert V. Kling were employed under employment contracts approved by the Board of Directors. Mr. Sadler’s employment agreement provides for a monthly base salary of not less than $6,650 that shall be adjusted annually at the same rate as the average annual salary adjustment of all of the Company’s employees. Mr. Sadler will receive a bonus of 3% of the Company’s quarterly pre-tax earnings if such earnings exceed $50,000 but are below $89,999.  If the Company’s quarterly pre-tax earnings equal or exceed $90,000, Mr. Sadler will receive 5% of such earnings. Stock options for 50,000 shares of common stock will be issued to Mr. Sadler at the rate of 12,500 every six months. The initial stock options for 12,500 shares of common stock will be issued in November 2003. The option price will be closing price on the stock on the day the option is granted, and the option will be for 10 years. If Mr. Sadler’s employment is terminated other than for cause, death or disability, or due to his resignation, or if his responsibilities are materially reduced without his agreement or he is required to relocate without his agreement, then he is entitled to severance payment equal to his then current annual base salary.

Mr. Kling’s employment agreement provides for a monthly base salary of not less than $6,500 that shall be adjusted annually at the same rate as the average annual salary adjustment of all of the Company’s employees. Mr. Kling will receive a bonus of 3% of the Company’s quarterly pre-tax earnings if such earnings exceed $50,000 but are below $89,999.  If the Company’s quarterly pre-tax earnings equal or exceed $90,000, Mr. Kling will receive 5% of such earnings. Stock options for 50,000 shares of common stock will be issued to Mr. Kling at the rate of 12,500 every six months. The initial stock options for 12,500 shares of common stock will be issued in November 2003. The option price will be closing price on the stock on the day the option is granted, and the option will be for 10 years.  If Mr. Kling’s employment is terminated other than for cause, death or disability, or due to his resignation, or if his responsibilities are materially reduced without his agreement or he is required to relocate without his agreement, then he is entitled to severance payment equal to his then current annual base salary.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND OTHER RELATED SHAREHOLDERS MATTERS

The following table sets forth, as of the record date for the meeting, certain information with respect to beneficial share ownership by the persons named in the Summary Compensation Table and the directors individually, by all officers and directors as a group, and by all persons known to management to own more than 5% of the Company’s outstanding Common Shares.  Except as otherwise indicated, the shareholders listed have sole investment and voting power with respect to their shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Outstanding Shares

Estate of William S. Sadler 1370 West Ryan Avenue Roseville, MN 55113	1,644,053	(1)	36.17%

Kurt T. Sadler	23,607	(2)	0.57%

Ray L. Bergeson	30,000	(3)	0.71%

L. Daniel Kuechenmeister	29,000	(3)	0.69%

All officers and directors as a group (4 persons)	88,607	(4)	2.10%

(1)  Includes 574,159 shares owned directly by the Estate of Mr. William S. Sadler, 704,800 shares owned by Minnesota River Aviation, Inc. of which Mr. Sadler was the President and sole shareholder, and 365,094 shares underlying stock warrants exercisable within 60 days. Kurt T. Sadler, chief executive officer of the Company, is one of three personal representatives of the Estate of William S. Sadler.

(2)  Includes 3,000 shares owned jointly by Mr. Kurt T. Sadler and one of his daughters.

(3)  Includes 25,000 shares underlying stock options exercisable within 60 days.

(4)  Includes 50,000 shares underlying stock options exercisable within 60 days.

Equity Compensation Plan Information

The Company maintains the 1999 Employee Stock Incentive Plan (the “Employee Plan”) and the 1999 Non-employee Director Stock Option and Stock Grant Plan (the “Non-employee Director Plan”), pursuant to which it may grant equity awards to eligible persons. The 1999 plans replaced similar plans that expired on September 11, 1999.  The Company has options outstanding under both the previous plans and the 1999 plans. All of these plans were approved by the shareholders of the Company.

The following table gives information about equity awards under the Plans listed above as of June 30, 2003.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity Compensation plans approved by security holders	101,386	(1)	$1.08	212,609	(2)

Equity compensation plans not approved by security holders	None		Not applicable	None

Total	101,386		Not applicable	212,609

(1) No shares to be issued under outstanding options under the 1999 Employee Plan, 32,500 shares under the 1999 Non-employee Director Plan, 8,886 shares under the 1989 Employee Plan and 60,000 shares under the 1991 Non-employee Director Plan.

(2) 151,609 shares remaining under the Employee Plan and 61,000 shares remaining under the Non-employee Director Plan.  The shares remaining under the Employee Plan are issuable in the form of options, restricted common stock or non-restricted common stock. The shares remaining under the Non-employee Director Plan are issuable in the form of options and non-restricted common stock.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leased a warehouse facility in New Brighton, Minnesota, from Minnesota River Television, a company wholly owned by the Estate of William S.  Sadler. The lease ran through March 31, 2003. It also leases its headquarters in New Brighton from the Estate of Mr. Sadler, through April 2009, after which the Company has two five-year renewal options. The Company paid aggregate rentals of approximately $121,000 to Mr. Sadler’s Estate and Minnesota River Television during the year ended June 30, 2003. The Company believes that these transactions, that have been approved by the independent directors of the Company, are fair and no less favorable to the Company than could have been obtained elsewhere.

From February 2000, to June 2003, the Company had a revolving credit facility with its President and major shareholder, William S. Sadler. In June 2003, Mr. Sadler died unexpectedly and his interest in the loan was assumed by his estate. At the time of Mr. Sadler’s death the revolving credit facility had a maximum lending limit of $1,500,000 and was due September 30, 2003. In July 2003, the Company received $500,000 as beneficiary of a life insurance policy on Mr. Sadler, that was used to pay down the loan. In September 2003, the personal representatives of the Estate of William S. Sadler agreed to extend the loan to November 30, 2003, but decreased the loan limit to $1,000,000.

On November 5, 2003, the personal representatives of the Estate signed a legally binding agreement with the Company obligating the Estate to amend the existing loan documents so as to forgive $850,000 of the $1,000,000 principal amount outstanding under the loan agreement, in exchange for the Company owned manufacturing facility located in Eau Claire, Wisconsin. The Estate holds a mortgage as collateral on this facility. The November 5, 2003 agreement also requires the Estate to extend the term of the loan to November 30, 2008, to subordinate its loan to that of an outside investor and to change the interest rate from the Wells Fargo Bank prime interest rate plus 3% per annum, to 5% per annum. This agreement will also reduce the maximum available borrowing from $1,000,000 to $150,000. In connection with such transaction, the Estate is obligated to surrender to the Company warrants to purchase 365,094 common shares previously issued to Mr. Sadler and the Estate, under the loan agreement.  In exchange, the Estate will receive warrants with a seven-year life to purchase an aggregate of 385,000 common shares at an exercise price of $0.05 cents per share. Both the Company and the Estate agreed to use their best efforts to complete the amendment of documents agreed to, by

November 14, 2003. As of the date of filing of this report, the parties and their legal advisors are working on the final documents.

The Company has agreed that for every $4 of financing that is provided by the Estate of Mr. Sadler to the Company, the Company will issue to the Estate a warrant to purchase one Common Share of the Company. As of November 11, 2003, the highest outstanding balance under the revolving credit facility at any time since its inception was $1,460,375 on June 4, 2003. The Company has issued all of the warrants required under the loan agreement. No further obligations will occur as the loan limit has been reduced to $150,000. All warrants issued expire four years from the date of grant and have an exercise price equal to the fair market value of the Company’s stock at the date of grant. As of June 30, 2003, warrants for 365,094 shares of common stock have been issued to Mr. Sadler and his Estate, under this arrangement, with a weighted average exercise price of $0.32 per share and a weighted average remaining life of  2.2 years. Under the November 5, 2003 agreement, the warrants issued under the loan agreement will be replaced with new warrants with a seven-year life and a exercise price of $0.05.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988).

3.2	Bylaws of the Company as amended through December 11, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001).

4.1	Specimen certificate representing the Company’s Common Stock (incorporated by reference to exhibit 3(a) to Amendment No. 2 to the Company’s Registration Statement on Form S-18, File No. 2-71333C).

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

10.4	Loan and security agreements by and between the Company and William S. Sadler, dated February 23, 2000 (incorporated by reference to exhibit 10.1 on Form 10-QSB for the quarter ended March 31, 2000).

10.5*	1999 Employee Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed October 28, 1999).

10.6*	1999 Non-employee Director Stock Option and Stock Grant Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement filed October 28, 1999).

10.7

Agreement to extend and amend loan and security agreement between the Company and William S. Sadler, dated September 27, 2002 (incorporated by reference to exhibit 10.7 to the Company’s Annual Report on Form 100-KSB for the year ended June 30, 2002).

10.8	Fourth Amendment to loan and security agreement between the Company and the Estate of William S. Sadler dated August 27, 2003.

10.9	Fourth Extension and Amendment of Mortgage between the Company and the Estate of William S. Sadler dated August 27, 2003.

10.10	Fourth Extension and Amendment of Secured Promissory Note between the Company and the Estate of William S. Sadler dated August 27, 2003.

10.11*	Employment agreement of Kurt T. Sadler, dated September 8, 2003.

10.12*	Employment agreement of Robert V. Kling, dated September 8, 2003.

23.1	Consent of Lurie Besikof Lapidus & Company, LLP.

23.2	Consent of Deloitte and Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-KSB pursuant to Item 13(a) of this Report.

(b)           Reports on Form 8-K

On June 17, 2003, a report was filed on Form 8-K relating to the death of the Company’s president and the appointment of a new president.

On May 19, 2003, a report was filed on Form 8-K relating to an earnings announcement press release for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOTRONIX, INC.

Date: November 14, 2003	By	/s/ Kurt T. Sadler
Kurt T. Sadler, President

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature

November 14, 2003	By /s/	Kurt T. Sadler
Kurt T. Sadler, President
(principal executive officer)

November 14, 2003	By	/s/ Robert V. Kling
Robert V. Kling, Chief Financial Officer & Treasurer
(principal financial and principal accounting officer)

November 14, 2003	By	/s/ Ray L. Bergeson
Ray L. Bergeson, Director

November 14, 2003	By	/s/ L. Daniel Kuechenmeister
L. Daniel Kuechenmeister, Director

DOTRONIX, INC.

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Stockholders

Dotronix, Inc.

New Brighton, Minnesota

We have audited the accompanying balance sheet of Dotronix, Inc. as of June 30, 2003, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dotronix, Inc. as of June 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota

October 10, 2003 except for Note B, as to
which the date is November 5,2003.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Dotronix, Inc.

New Brighton, Minnesota

We have audited the accompanying balance sheet of Dotronix, Inc. (the Company) as of June 30, 2002 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte and Touche LLP
Minneapolis, Minnesota
September 27, 2002

DOTRONIX, INC.

BALANCE SHEETS

	June 30
	2003	2002
CURRENT ASSETS:
Cash and cash equivalents	$13,519	$150,328
Accounts receivable, less allowance for doubtful accounts of $7,582 and $respectively $18,000	149,839	369,162
Life insurance proceeds receivable	500,000
Inventories	404,591	1,048,417
Prepaid expenses	11,776	6,631
TOTAL CURRENT ASSETS	1,079,725	1,574,538

PROPERTY, PLANT AND EQUIPMENT	102,690	757,793

ASSETS HELD FOR SALE	537,397	—
TOTAL ASSETS	$1,719,812	$2,332,331

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Revolving loan payable to a related party	$1,365,375	$767,720
Accounts payable	153,841	104,209
Salaries, wages and payroll taxes	59,650	78,233
Current portion - deferred gain of sale of building to related party	47,613	47,613
Other accrued liabilities	33,664	45,912
TOTAL CURRENT LIABILITIES	1,660,143	1,043,687

DEFERRED GAIN ON SALE OF BUILDING TO RELATED PARTY	230,130	277,742

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.05 par value, 12,000,000 shares authorized 4,180,341 and 4,172,841 shares issued and outstanding, respectively	209,017	208,642
Additional paid-in capital	10,941,146	10,922,201
Accumulated deficit	(11,320,624)	(10,119,941)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(170,461)	1,010,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,719,812	$2,332,331

See notes to financial statements.

DOTRONIX, INC.

STATEMENTS OF OPERATIONS

	Years ended June 30
	2003	2002

REVENUES	$1,683,795	$3,513,900

COST OF SALES	(1,679,065)	(2,823,541)

GROSS MARGIN	4,730	690,359

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	(1,609,296)	(1,890,358)

LOSS FROM OPERATIONS	(1,604,566)	(1,199,999)

OTHER INCOME AND (EXPENSE)
Life insurance proceeds	500,000	—
Goodwill impairment	—	(341,989)
Interest expense	(96,117)	(48,531)
	403,883	(390,520)
NET LOSS	$(1,200,683)	$(1,590,519)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.29)	$(0.38)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	4,176,199	4,171,715

See notes to financial statements.

DOTRONIX, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total
BALANCES AT June 30, 2001	4,171,341	$208,567	$10,919,976	$(2,375)	$(8,529,422)	$2,596,746

Common stock issued	1,500	75	225	—	—	300

Warrants issued	—	—	2,000	—	—	2,000

Amortization of unearned compensation	—	—	—	2,375	—	2,375

Net loss	—	—	—	—	(1,590,519)	(1,590,519)

BALANCES AT June 30, 2002	4,172,841	208,642	10,922,201	—	(10,119,941)	1,010,902

Common stock issued	7,500	375	645	—	—	1,020

Warrants issued	—	—	18,300	—	—	18,300

Net loss	—	—	—	—	(1,200,683)	(1,200,683)

BALANCES AT June 30, 2003	4,180,341	$209,017	$10,941,146	$—	$(11,320,624)	$(170,461)

See notes to financial statements.

DOTRONIX, INC.

STATEMENTS OF CASH FLOWS

	Years Ended June 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,200,683)	$(1,590,519)
Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	134,354	277,700
Deferred gain on sale of building	(47,613)	(47,613)
Goodwill impairment	—	341,989
Life insurance proceeds receivable	(500,000)	—
Stock compensation	19,320	2,300
Change in operating assets and liabilities:
Accounts receivable	219,323	416,345
Inventories	643,826	685,151
Prepaid expenses and other assets	(5,145)	878
Accounts payable and other accrued liabilities	37,384	(130,644)
Salaries, wages and payroll taxes payable	(18,583)	(44,460)

NET CASH USED IN OPERATING ACTIVITIES	(717,817)	(88,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(16,647)	(36,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving loan	2,590,976	4,144,000
Repayments on revolving loan	(1,993,321)	(3,937,606)

NET CASH PROVIDED BY FINANCING ACTIVITIES	597,655	206,394

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(136,809)	81,372

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	150,328	68,956

CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,519	$150,328

See notes to financial statements.

DOTRONIX, INC.

NOTES TO FINANCIAL STATEMENTS

Years ended June 30, 2003 and 2002

A.                                    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

Dotronix, Inc. (the “Company”), founded in 1980, originally focused on designing, manufacturing and marketing cathode ray tube (“CRT”) displays. These displays were typically sold to original equipment manufacturers (OEMS) and display system integrators. As the OEM display business has declined due to increased competition from other manufacturers and to the introduction of several new display technologies, the Company has reduced its manufacturing resources through outsourcing and reduced product offerings. Customer interest in the replacement of printed signage with video display signage has resulted in the Company’s efforts to develop and market fully integrated video display systems. Recent changes in computer operating speeds and software programs has made such systems technically capable of displaying full motion video at a reasonable cost. Two customer benefits of these new systems are the increased effectiveness of in-store, large-screen, full-motion video presentations to influence buying decisions and the lower costs associated with changes in video presentations as opposed to costs associated with changes of print based marketing efforts. The Company has secured competitive pricing from reliable vendors for both CRT based products and other display devices such as digital light projectors (DLP) and liquid crystal displays (LCD). The Company is also developing marketing relationships with software companies and companies that provide display content.  There is no assurance that the above efforts will necessarily return the Company to profitability.

Cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Stock options:

The Company has elected to continue following the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant.  Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, Accounting for Stock Based Compensation, the Company’s 2003 and 2002 net loss and loss per share would have been changed to the pro forma amounts indicated below:

	Years ended June 30
	2003	2002

Net income as reported	$(1,200,683)	$(1,590,519)
Deduct: Total stock-based employee compensation expense determined under the fair value method	(9,000)	(2,100)
Pro forma net loss	$(1,209,683)	$(1,592,619)

Earnings per share:
Basic and diluted - as reported	$(0.29)	$(0.38)
Basic and diluted - pro forma	$(0.29)	$(0.38)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and results.

	Years ended June 30
	2003	2002
Dividend yield	None	None
Risk free interest rate	5.00%	5.09%
Expected life	10 years	10 years
Expected volatility	175%	148%
Expected fair value of options on grant date	$9,000	$2,100

Fair value of financial instruments:

Cash, receivables, revolving debt, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest that are consistent with current market rates.

Inventories:

Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories consist of the following at June  30:

	2003	2002
Raw materials	$262,774	$784,410
Work-in-progress	46	103,669
Finished goods	141,771	160,338
Total Inventories	$404,591	$1,048,417

Property, plant and equipment:

Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives of twenty-five years for buildings, five years for laboratory equipment, office furniture and fixtures and three years for transportation equipment. Data processing hardware and software is being depreciated over two to five years. Building improvements are depreciated over the remaining useful life of the building at the time of the improvement.

Goodwill:

Goodwill, related to the acquisition of a subsidiary that was then merged into Dotronix, Inc., was amortized using the straight-line method over a 20-year period through the fiscal year ended June 30, 2001. In the fourth quarter of fiscal 2002, goodwill was determined to be impaired in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and was written down to a zero carrying value resulting in approximately $414,000 of amortization expense including $342,000 of impairment charges.

Recognition of revenue:

The Company recognizes revenue when title of the goods passes to the customer.

Research and development:

Selling, general and administrative expenses include research and development costs of approximately $131,000 and $129,000 for the years ended June 30, 2003, and 2002, respectively.

Loss per common share:

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. Because of the net losses in fiscal 2003, and 2002, all stock options and warrants, totaling 466,480 and 314,089 for the years ended June 30, 2003 and 2002, respectively, have an anti-dilutive effect and have been excluded from loss per share calculations.

Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Reserves for inventories and the carrying value of the assets held for sale represents significant management estimates. Actual results could differ from those estimates.

Accounting Pronouncements:

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS No. 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 144 in fiscal 2003 had no effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The Standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 replaces previous accounting guidance provided by the Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 in fiscal 2003 had no effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation and provides alternative methods for accounting for a change to the fair value method of accounting for stock-based compensation.  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosure when the intrinsic value method continues to be used. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133,  Accounting for Derivative Instruments and Hedging Activities.  The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity.  The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, that the issuing company is obligated to buy back in exchange for cash or other assets.  A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets.  The third type of instruments that are liabilities under SFAS No. 150 are obligations that can be settled with shares whose monetary value is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements.  The remaining provisions are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003. The adoption of SFAS 150 in fiscal 2003, had no effect on the Company’s financial statements.

B.                                    FINANCING ARRANGEMENTS, MANAGEMENT PLANS, GOING CONCERN CONSIDERATIONS,  AND CAPITAL OBLIGATIONS

The Company incurred losses of $1.2 million and $1.6 million in fiscal 2003 and 2002, respectively. The $1.2 million loss in fiscal 2003 includes $500,000 of income from life insurance proceeds collected on the death of the Company President in June 2003. In addition, the Company used approximately $718,000 and $89,000 of cash in operations in 2003 and 2002, respectively. Although the Company has made significant progress in reducing its cash requirements, through reductions in manufacturing capacity and personnel, it will continue to need external borrowings to support operations until the operations improve.

During fiscal 2003, the Company reduced the number of full time employees from 27 to 16 (approximately 41%). During fiscal 2002 the Company reduced the number of full time employees from 41 to 27 (approximately 34%). Operating costs declined by approximately $281,000, or 15% in fiscal 2003 and approximately $504,000, or 21% in fiscal 2002. The Company continues to monitor costs.

The Company has successfully reduced its manufacturing capacity in a highly volatile and uncertain market that makes in house manufacturing impractical and unprofitable. As part of this effort it has secured competitive pricing for both CRT products and CRT replacement products such as DLP and LCD.

The Company has also made progress on becoming more valuable to the end user of display devices by incorporating all elements of a display system into the Company’s product offerings. To that end, the Company has developed strong relationships with other companies that provide various hardware, software, installation and maintenance products and services relevant to electronic display systems. Where warranted, the Company is also developing internal capabilities to provide these products and services. The Company has steadily re-educated its customers of its enhanced capabilit1es in an effort to improve sales, and establish a continuing growing revenue stream. There is no assurance that the Company will be successful in executing these strategies.

The Company moved its manufacturing capability from Eau Claire, Wisconsin to New Brighton, Minnesota, in fiscal 2003. All manufacturing operations other than final assembly have been discontinued.  The Eau Claire building has been closed and is listed for sale or lease with a real estate agent. The Estate of William S. Sadler holds a mortgage on the facility as part of the loan agreement between the Estate and the Company.

From February 2000 to June 2003, the Company had a revolving credit facility with its President and major shareholder, William S. Sadler. In June 2003, Mr. Sadler died unexpectedly and his Estate (Estate) assumed his interest in the loan. At the time of Mr. Sadler’s death the revolving credit facility had a maximum lending limit of $1,500,000 and was due September 30, 2003. In July 2003, the Company received $500,000 as beneficiary of a life insurance policy on Mr. Sadler, that was used to pay down the loan. In September 2003, the personal representatives of the Estate agreed to extend the loan to November 30, 2003, but decreased the loan limit to $1,000,000. As of November 11, 2003, the Company has borrowed the full $1,000,000 available under the revolving credit facility.

As of June 30, 2003, the Company had a working capital deficit of approximately $580,000 and since that date has continued to consume cash resources.  The Company does not have sufficient cash resources to repay the Estate its revolving line of credit loan that expires on November 30, 2003.

On November 5, 2003, the personal representatives of the Estate signed a legally binding agreement with the Company obligating the Estate to amend the existing loan documents so as to forgive $850,000 of the $1,000,000 principal amount outstanding under the loan agreement, in exchange for the Company owned manufacturing facility located in Eau Claire, Wisconsin. The Estate holds as collateral a mortgage on this facility. The November 5, 2003 agreement also requires the Estate to extend the term of the loan to November 30, 2008, to subordinate its loan to that of an outside investor and to change the interest rate from the Wells Fargo Bank prime interest rate plus 3% per annum, to 5% per annum. This agreement will also reduce the maximum available borrowing from $1,000,000 to $150,000. In connection with such transaction, the Estate is obligated to surrender to the Company warrants to purchase 365,094 common shares previously issued to Mr. Sadler and the Estate, under the loan agreement.  In exchange, the Estate will receive warrants with a seven-year life to purchase an aggregate of 385,000 common shares at an exercise price of $0.05 cents per share. Both the Company and the Estate agreed to use their best efforts to complete the amendment of documents agreed to, by November 14, 2003. As of the date of filing of this report, the parties and their legal advisors are working on the final documents.

Interest on outstanding borrowings under the revolving credit facility with the Estate, prior to the November 5, 2003 agreement, was accrued at the Wells Fargo Bank prime interest rate plus 3%.  Additionally, the Company was required to issue warrants to purchase the Company’s stock to the Estate for incremental increases in the outstanding borrowings balance over the previous maximum outstanding balance, one warrant for every $4 of borrowings. The highest outstanding balance under the revolving credit facility at any time since its inception was $1,460,375 on June 4, 2003. The Company has issued all of the warrants required under the loan agreement. No further obligations will occur as the loan limit has been reduced to $150,000. All warrants issued expire four years from the date of grant and have an exercise price equal to the fair market value of the Company’s stock at the date of grant. Under the November 5, 2003 agreement the warrants issued under the loan agreement will be replaced with new warrants with a seven year life and an exercise price of $0.05.

The Company recognized interest expense for the fair value of the warrants, which was estimated on the date of grant using the Black-Scholes pricing model based on the following weighted average assumptions:

	Year ended June 30
	2003	2002
Dividend yield	None	None
Risk free interest rate	4.76%	3.84%
Expected life	4 years	4 years
Expected volatility	192%	135%

The Company issued warrants to purchase 162,269 shares and 16,131 shares in fiscal 2003 and fiscal 2002, respectively. The Company has issued warrants to purchase an aggregate total of 365,094 shares under the loan agreement, with extensions. The weighted average exercise price of these warrants was $0.32, and their weighted average remaining life was 2.2 years at June 30, 2003. The fair value of the warrants totaled approximately $85,700, which was amortized over the term of the loan agreement. Interest expense related to warrants was $20,152 for the year ended June 30, 2003 and $148 for the year ended June 30, 2002.

On November 5, 2003, an outside investor signed a legally binding agreement obligating the investor to execute various loan documents to extend to the Company a revolving line of credit of $450,000 for one year at 5% per annum. The investor has the option to accept repayment of the loan in Company common shares at a price of $1.50 per share. As additional consideration for the line of credit the investor will receive warrants with a seven year life to purchase 100,000 of Company common shares at an exercise price of ten cents per share. Both the Company and the outside investor agreed to use their best efforts to complete the execution of the loan documents by November 14, 2003. As of the date of filing of this report, the parties and their legal advisors are working on the final documents.

Company management believes that cash on hand, and cash to be made available under agreements by the Estate and an outside investor, and which the Company, the Estate, and the outside investor have agreed to use their best efforts to complete by November 14, 2003, should be adequate to enable the Company to continue operations in fiscal 2004. As of the date of filing of this report, the parties and their legal advisors are working on the final documents.

C.            PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	June 30
	2003	2002
Land	$-0-	$175,000
Building and Building improvements	46,791	1,068,998
Machinery and laboratory equipment	3,397,469	3,417,703
Office furniture and fixtures	819,742	847,428
Data processing equipment	725,739	771,276
	4,989,741	6,280,405
Less accumulated depreciation	4,887,051	5,522,612
	$102,690	$757,953

D.            COMMITMENTS

Leases:

Warehouse facilities, office equipment, computer equipment and vehicles are leased under non-cancelable operating leases.  Minimum future obligations on these operating leases at June 30, 2003, (Note H) are as follows:

Year ending June 30:
2004	$93,000
2005	86,000
2006	74,000
2007	73,000
2008	73,000
Thereafter	61,000
$460,000

Total operating lease and rent expense for the Company for the years ended June 30, 2003 and 2002 was $178,000 and  $206,000, respectively.

Employment Agreements:

In the year ended June 30, 1999, the Company entered into employment agreements with three employees and granted a total of 26,000 shares of restricted stock to these employees. One third of the stock vested on each of the employees’ first three anniversary dates. The shares are fully vested as of June 30, 2002. Compensation expense under these agreements was $0 and $2,375 for June 30, 2003 and 2002, respectively.

As of September 2003, Kurt T. Sadler and Robert V. Kling were employed under employment contracts approved by the Board of Directors. Mr. Sadler’s employment agreement provides for a monthly base salary of not less than $6,650 that shall be adjusted annually at the same rate as the average annual salary adjustment of all of the Company’s employees. Mr. Sadler will receive a bonus of 3% of the Company’s quarterly pre-tax earnings if such earnings exceed $50,000 but are below $89,999.  If the Company’s quarterly pre-tax earnings equal or exceed $90,000, Mr. Sadler will receive 5% of such earnings. Stock options for 50,000 shares of common stock will be issued to Mr. Sadler at the rate of 12,500 every six months. The initial stock options for 12,500 shares of common stock will be issued in November 2003. The option price will be closing price on the stock on the day the option is granted, and the option will be for 10 years. If Mr. Sadler’s employment is terminated other than for cause, death or disability, or due to his resignation, or if his responsibilities are materially reduced without his agreement or he is required to relocate without his agreement, then he is entitled to severance payment equal to his then current annual base salary.

Mr. Kling’s employment agreement provides for a monthly base salary of not less than $6,500 that shall be adjusted annually at the same rate as the average annual salary adjustment of all of the Company’s employees. Mr. Kling will receive a bonus of 3% of the Company’s quarterly pre-tax earnings if such earnings exceed $50,000 but are below $89,999.  If the Company’s quarterly pre-tax earnings equal or exceed $90,000, Mr. Kling will receive 5% of such earnings. Stock options for 50,000 shares of common stock will be issued to Mr. Kling at the rate of 12,500 every six months. The initial stock options for 12,500 shares of common stock will be issued in November 2003. The option price will be closing price on the stock on the day the option is granted, and the option will be for 10 years.  If Mr. Kling’s employment is terminated other than for cause, death or disability, or due to his resignation, or if his responsibilities are materially reduced without his agreement or he is required to relocate without his agreement, then he is entitled to severance payment equal to his then current annual base salary.

E.             STOCKHOLDERS’ EQUITY

The Company has an incentive stock option plan (1999 Employee Stock Incentive Plan) for employees for the granting of options to purchase up to 250,000 shares of the Company’s common stock.  The options generally vest ratably over six months and expire in ten years.  All options are granted at the closing market price on the date of grant.  No options were granted under this plan in fiscal 2003 or fiscal  2002. Options outstanding at June 30, 2003, total 8,886, that were granted under a previous plan (1989 Stock Option and Restricted Stock Plan) that expired September 11, 1999.

The Company also has a non-qualified stock option plan for non-employees (1999 Non-employee Director Stock Option and Stock Grant Plan) for the granting of options to non-employee Directors to purchase up to 100,000 shares of the Company’s common stock.  Each non-employee director is automatically granted, on the first business day following the Company’s annual meeting, an option to purchase 2,500 shares of common stock.  New directors receive an initial option grant to purchase 5,000 shares of common stock following the first board meeting at which such director is elected.  The options vest six months from grant date and expire in ten years.  All options are granted at the closing market price on the date of grant.  7,500 options were granted each year in fiscal 2003 and fiscal 2002. 92,500 options are outstanding at June 30, 2003, 32,500 of which were granted under the 1999 plan and 60,000 were granted under a previous plan (1991 Non-employee Director Stock Option Plan), that expired September 11, 1999.

In addition, each non-employee director is automatically granted, on the first business day following the Company’s annual meeting, 500 shares of common stock. Compensation expense of $120 and $300 was recorded related to these grants in 2003 and 2002, respectively.

A summary of the status of the Company’s stock options is presented below:

	Years Ended June 30
	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	111,264	$1.22	126,256	$1.33
Granted	7,500	$0.07	7,500	$0.28
Canceled	(17,378)	$1.52	(22,492)	$1.51
Outstanding at end of year	101,386	$1.08	111,264	$1.22

Options exercisable at year end	101,386	$1.08	111,264	$1.22

The following table summarizes information about stock options outstanding at June 30, 2003:

Options Outstanding Exercisable

Number	Remaining Contractual Life (Years)	Exercise Price
7,500	9.5	$0.07
10,000	6.5	$0.23
7,500	8.5	$0.28
7,500	7.5	$0.31
10,000	4.4	$0.97
10,000	5.4	$1.00
7,500	0.4	$1.25
1,000	2.2	$1.25
12,500	1.4	$1.31
10,000	3.4	$1.64
10,000	2.4	$2.13
7,886	2.0	$2.31
101,386	4.4	$1.08

F.             INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, that requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the current period plus or minus the change during the period in deferred tax assets and liabilities.

A reconciliation of the Company’s income tax provision based on a statutory federal income tax rate of 35% to the Company’s effective rate is as follows:

	Years Ended June 30
	2003	2002
Computed tax benefit at
Federal tax rate	$(420,000)	$(557,000)
State tax rate net of federal benefit	(11,000)	(40,000)
Change in valuation allowance	451,000	574,000
Permanent differences	(7,000)	164,000
Other	(13,000)	(141,000)
Provision (benefit)	$0	$0

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company’s assets and liabilities.  Temporary differences, net operating loss carry-forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:

	June 30, 2003 Asset (Liability)	June 30, 2002 Asset (Liability)
Net operating loss carryforward	$3,103,000	$2,677,000
Inventory	426,000	379,000
Tax credit carryforward	93,000	93,000
Sales leaseback gain	81,000	104,000
Accrued liabilities	16,000	13,000
Depreciation	(39,000)	(38,000)
Other	(1,000)	1,000
Valuation allowance	(3,679,000)	(3,229,000)
	$0	$0

At June 30, 2003, the Company has federal income tax net operating loss carryforwards of approximately $8,460,000 that will expire in 2009 through 2023 and for Minnesota income tax net operating loss carryforwards of $2,191,000 that will expire in 2004 through 2018. Future utilization of loss carryforwards could be limited under Internal Revenue Code Section 382 if there are significant changes in ownership. The Company also has general business tax credit carryforwards of approximately $82,000 that will expire from fiscal 2003 through 2007 and $11,000 of alternative minimum tax credit carryforwards that will not expire.

G.                                    SEGMENT, GEOGRAPHIC INFORMATION AND CONCENTRATIONS OF CREDIT RISK

The Company continues to operate in one business segment, display devices, even though the types of displays offered include purchased products and non-CRT based products. Revenues located in geographic regions are summarized as follows:

	Years ended June 30
	2003	2002
United States	$1,582,370	$3,421,205
Foreign	101,425	92,695
	$1,683,795	$3,513,900

The Company does not have assets outside of the United States.

Customers with 10% or more of revenues, and top 5 customers,  are as follows:

	2003	2002
A	12%	0%
B	0%	14%
C	4%	12%
Top 5 Customers	30%	40%

At June 30, 2003, eleven customers represented 77% of accounts receivable. At June 30, 2002, five customers represented 75% of accounts receivable.

The Company is susceptible to various risks due to the nature of its business, including customer-requested delays in shipments or cancellation of certain orders.

H.            RELATED-PARTY TRANSACTIONS

During 1999, the Company sold its headquarters in New Brighton, Minnesota to the former president, who was also a major stockholder of the Company, for the net proceeds of $559,000, that resulted in a net gain of $476,000. Simultaneously with the closing of the sale, the Company entered into an operating lease with the president whereby the Company will occupy the building through April 2009. As a result the gain was deferred and is being amortized over the term of the lease. Rental payments are $6,100 per month through April 2004. From May 2004 to April 2009 rent is $2,500 per month plus an additional amount (additional rent) equal to the monthly payments of principal and interest (at June 30, 2003, a rate of 6.4%) on a 15-year loan of $456,000, obtained by the president of the Company, with total monthly payments not to be less than $6,100. At June 30, 2003, the additional rent under these terms would have been $3,947 per month.  The lease agreement has two five-year options with rental payments of $3,000 plus the additional rent and $3,500 plus the additional rent, respectively.  In addition to the rental amounts described above, the Company is responsible for all other costs, fees, expenses and other charges that may arise.

The Company also leased manufacturing and warehousing facilities from a company that is owned by the former president of the Company.  For the years ended June 30, 2003 and 2002, the Company incurred approximately $121,000 and $132,000, respectively, for rental of these manufacturing and warehousing facilities.

Lease commitments as of June 30, 2003 (Note D) include $427,000 of obligations to the Estate of the former president of the Company.

I.                                         RETIREMENT PLANS

The Company has a 401(k) retirement plan for all employees who elect to participate once certain eligibility requirements are met.  Each eligible employee may elect to defer 1% to 25% of his or her compensation.  The Company may contribute an amount on behalf of each participant equal to a percentage of each participant’s compensation or an amount as determined each year by the Board of Directors. Contributions to the plan by the Company were approximately $8,000 for the year ended June 30, 2002.  In November 2001, the Company contributions to the plan were discontinued.

J.             SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow activities are as follows:

	Years ended June 30
	2003	2002
Cash paid during the year for:
Interest	$96,117	$48,531
Income taxes	2,061	2,000
Non-cash investments and financing activities:
Stock issued to employees per employment agreements	900	0
Stock issued to directors	120	300

DOTRONIX, INC.

EXHIBIT INDEX

ANNUAL REPORT ON FORM 10-KSB

FOR YEAR ENDED JUNE 30, 2003

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1988).

3.2	Bylaws of the Company as amended through December 11, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001).

4.1	Specimen certificate representing the Company’s Common Stock (incorporated by reference to exhibit 3(a) to Amendment No. 2 to the Company’s Registration Statement on Form S-18, File No. 2-71333C).

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

10.4	Loan and security agreements by and between the Company and William S. Sadler, dated February 23, 2000 (incorporated by reference to exhibit 10.1 on Form 10-QSB for the quarter ended March 31, 2000).

10.5*	1999 Employee Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed October 28, 1999).

10.6*	1999 Non-employee Director Stock Option and Stock Grant Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement filed October 28, 1999).

10.7

Agreement to extend and amend loan and security agreement between the Company and William S. Sadler, dated September 27, 2002 (incorporated by reference to exhibit 10.7 to the Company’s Annual Report on Form 100-KSB for the year ended June 30, 2002).

10.8	Fourth Amendment to Loan and Security Agreement between the Company and the Estate of William S. Sadler dated August 27, 2003.

10.9	Fourth Extension and Amendment of Mortgage between the Company and the Estate of William S. Sadler dated August 27, 2003.

10.10	Fourth Extension and Amendment of Secured Promissory Note between the Company and the Estate of William S. Sadler dated August 27, 2003.

10.11*	Employment agreement of Kurt T. Sadler, dated September 8, 2003.

10.12*	Employment agreement of Robert V. Kling, dated September 8, 2003.

23.1	Consent of Lurie Besikof Lapidus & Company, LLP.

23.2	Consent of Deloitte and Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-KSB pursuant to Item 13(a) of this Report.