Form 10QSB
period 2003-09-30
DOTRONIX INC
filed 2003-11-19
CIK 351809

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 2003

Commission file number: 0-9996

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

Yes  ✓ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 19, 2003
Common stock, par value $.05 per share	4,180,341 shares

DOTRONIX, INC. INDEX Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

Part II – Other Information

Item 2. Changes in Securities

Item 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION Item 1. FINANCIAL STATEMENTS

DOTRONIX, INC. BALANCE SHEETS (UNAUDITED)

ASSETS:	September 30 2003	June 30 2003

CURRENT ASSETS:
Cash and cash equivalents	$40,661	$13,519
Accounts receivable, less allowance
for doubtful accounts of $7,582	103,190	149,839
Life insurance proceeds receivable	—	500,000
Inventories	344,137	404,591
Prepaid expenses	39,625	11,776

TOTAL CURRENT ASSETS	527,613	1,079,725

PROPERTY, PLANT & EQUIPMENT	83,395	102,690

ASSETS HELD FOR SALE	537,397	537,397

TOTAL ASSETS	$1,148,405	$1,719,812

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Revolving loan payable to a related party	$898,157	$1,365,375
Accounts payable	189,402	153,841
Salaries, wages and payroll taxes	56,613	59,650
Current portion-deferred gain on sale of building
to a related party	47,613	47,613
Other accrued liabilities	30,077	33,664

TOTAL CURRENT LIABILITIES	1,221,862	1,660,143

DEFERRED GAIN ON SALE OF BUILDING
TO A RELATED PARTY	218,226	230,130

STOCKHOLDERS' DEFICIT:
Common stock, $.05 par value, 12,000,000 authorized
4,180,341 shares issued and outstanding	209,017	209,017

Additional paid-in capital	10,941,146	10,941,146
Accumulated deficit	(11,441,846)	(11,320,624)

TOTAL STOCKHOLDERS' DEFICIT	(291,683)	(170,461)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$1,148,405	$1,719,812

See notes to financial statements

DOTRONIX, INC. STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30

	2003	2002

REVENUES	$316,940	$641,999

COST OF SALES	(175,293)	(492,763)

GROSS MARGIN	141,647	149,236

SELLING, GENERAL, AND ADMISTRATIVE EXPENSE	(243,628)	(403,509)

LOSS FROM OPERATIONS	(101,981)	(254,273)

INTEREST EXPENSE	(19,241)	(15,952)

NET LOSS	$(121,222)	$(270,225)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.03)	$(0.06)

AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING-BASIC AND DILUTED	4,180,341	4,172,841

See notes to financial statements

DOTRONIX, INC STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended September 30

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(121,222)	$(270,225)
Adjustment to reconcile net loss to net cash
provided (used) by operating activities:

Depreciation and amortization	19,294	50,554
Deferred gain on sale of building	(11,903)	(11,903)
Changes in assets and liabilities:
Accounts receivable	46,649	1,682
Life insurance proceeds receivable	500,000	—
Inventories	60,454	104,730
Prepaid expenses and other assets	(27,849)	(89,863)
Accounts payable and accrued liabilities	31,974	97,565
Salaries, wages and payroll taxes payable	(3,037)	(36,024)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	494,360	(153,484)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(8,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving loan	453,600	807,000
Repayments on revolving loan	(920,818)	(735,317)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(467,218)	71,683

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,142	(90,548)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,519	150,328

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,661	$59,780

See notes to financial statements

DOTRONIX, INC.
NOTES TO FINANCIAL STATEMENTS

A.      Basis of Presentation

The balance sheet as of September 30, 2003, the statements of operations for the three month periods ended September 30, 2003 and 2002 and the statements of cash flows for the three month periods ended September 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for the three month periods ended September 30, 2003 and 2002 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 2003.

B.      Stock Options

The Company uses the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s 2003 and 2002 net loss and loss per share would have been changed to the pro forma amounts indicated below:

	Years ended June 30

	2003	2002

Net loss as reported	$(121,222)	$(270,225)
Deduct: Total stock-based employee compensation
expense determined under the fair method	(2,125)	(2,100)

Pro forma net loss	$(123,347)	$(272,325)

Loss per share:
Basic and diluted – as reported	$(0.03)	$(0.06)

Basic and diluted – pro forma	$(0.03)	$(0.07)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Plans
The Company incurred losses of $1.2 million and $1.6 million in fiscal 2003 and 2002, respectively. Losses have continued in the first quarter of fiscal 2004. Although the Company has made significant progress in reducing its cash requirements, through reductions in manufacturing capacity and personnel, it will continue to need external borrowings to support operations until the operations improve.

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

In the 3 months ended September 30, 2003, the Company has reduced the number of full time employees from 16 to 10, (approximately 38%). Operating costs declined by approximately $160,000, or 40% in the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002.

RESULTS OF OPERATIONS
Revenue decreased by $325,059 or 51% for the three months ended September 30, 2003 compared to the prior year. The decrease for fiscal 2004 was caused by continuing reduction of business activity in the hospitality and travel related industries and the continuing lack of capital investment by those businesses that were major purchasers of Company products in the past. The lack of business capital investment also slowed the adoption of new electronic video display systems.

Gross margin percentage for the quarter ended September 30, 2003 was 45% compared to 23% for the same quarter ended September 30, 2002. The improvement was due in large part to orders for mature monochrome products with strong margins, which will likely decline in the future, and the closing of the Eau Claire facility in January 2003, which greatly reduced manufacturing overhead costs.

Selling, general, and administrative expenses decreased $159,881 or 40% in the quarter ended September 30, 2003, when compared to the prior year. The decrease was due to continuing reductions in personnel and a continuing cost reduction program.

Interest expense increased by $3,289, or 21% during the three month period ended September 30, 2003 compared to the same period of the prior year, due to increased borrowings in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES
From February 2000 to September 2003, the Company had a revolving credit facility with its President and major shareholder, William S. Sadler. In June 2003, Mr. Sadler died unexpectedly and the Estate assumed his interest in the loan. At the time of Mr. Sadler’s death the revolving credit facility had a maximum lending limit of $1,500,000 and was due September 30, 2003. In July 2003, the Company received $500,000 as beneficiary of a life insurance policy on Mr. Sadler, that was used to pay down the loan. In September 2003, the personal representatives of the Estate agreed to extend the loan to November 30, 2003, but decreased the loan limit to $1,000,000. As of November 19, 2003, the Company has borrowed the full $1,000,000 available under the revolving credit facility.

As of September 30, 2003, the Company had a working capital deficit of approximately $694,000 and since that date has continued to consume cash resources. The Company does not have sufficient cash resources to repay the Estate its revolving line of credit loan that expires on November 30, 2003.

On November 5, 2003, the personal representatives of the Estate signed a legally binding agreement with the Company obligating the Estate to amend the existing loan documents so as to forgive $850,000 of the $1,000,000 principal amount outstanding under the loan agreement, in exchange for the Company owned manufacturing facility located in Eau Claire, Wisconsin. The Estate holds as collateral a mortgage on this facility. The November 5, 2003 agreement also requires the Estate to extend the term of the loan to November 30, 2008, to subordinate its loan to that of an outside investor and to change the interest rate from the Wells Fargo Bank prime interest rate plus 3% per annum, to 5% per annum. This agreement will also reduce the maximum available borrowing from $1,000,000 to $150,000. In connection with such transaction, the Estate is obligated to surrender to the Company warrants to purchase 365,094 common shares previously issued to Mr. Sadler and the Estate, under the loan agreement. In exchange, the Estate will receive warrants with a seven-year life to purchase an aggregate of 385,000 common shares at an exercise price of $0.05 per share. Both the Company and the Estate agreed to use their best efforts to complete the amendment of documents agreed to, by November 14, 2003. As of the date of filing of this report, the parties and their legal advisors are working on the final documents.

On November 10, 2003, an outside investor signed a legally binding agreement obligating the investor to execute various loan documents to extend to the Company a revolving line of credit of $450,000 for one year at 5% per annum. The investor has the option to accept repayment of the loan in Company common shares at a price of $1.50 per share. As additional consideration for the line of credit the investor will receive warrants with a seven-year life to purchase 100,000 of Company common shares at an exercise price of $0.10 per share. Both the Company and the outside investor agreed to use their best efforts to complete the execution of the loan documents by November 14, 2003. As of the date of filing of this report, the parties and their legal advisors are working on the final documents.

During the three months ended September 30, 2003, cash flow provided by operating activities was approximately $494,000, which included $500,000 of proceeds of a life insurance policy. Net changes in current assets and current liabilities, other than cash and cash equivalents, the revolving loan payable to a related party, and the life insurance proceeds receivable, reduced the effects of the net loss of $121,000 by approximately $108,000. Borrowings on the revolving line of credit were reduced by $467,000. Cash and cash equivalents increased by approximately $27,000.

Company management believes that cash on hand, and cash to be made available under agreements by the Estate of William S. Sadler, and by an outside investor, and which the Company, the Estate, and the outside investor have agreed to use their best efforts to complete by November 14, 2003, should be adequate to enable the Company to continue operations in fiscal 2004. As of the date of filing of this report, the parties and their legal advisors are working on the final documents.

COMMITMENTS AND CONTINGENCIES:
Office equipment, computer equipment and vehicles are leased under non-cancelable operating leases. On November 5, 2003, the personal representatives of the Estate signed a legally binding agreement with the Company obligating the Estate to amend the existing lease (Operating lease with a related party) to allow the Company to terminate the lease by giving a twelve month notice of intent to vacate. Both the Company and the Estate agreed to use their best efforts to complete the execution of the lease amendment by November 14, 2003. As of the date of filing of this report, the parties and their legal advisors are working on the final documents. Minimum future obligations on these operating leases and amounts owing under the revolving credit facility, at September 30, 2003, are as follows:

Contractual Obligation payments due by period

	1 Year	2-3 Years	4-5 years	Over 5 Years	Total

Operating lease with a related party	$73,200	$146,400	$146,400	$42,700	$408,700
Other operating leases	18,893	8,714	—	—	27,607
Revolving credit facility	898,157
(Line of Credit)

Total	$990,250	$155,114	$146,400	$42,700	$1,334,464

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

Inventory Valuation — An inventory write-down is established to reduce inventory to the lower of cost or market for estimated surplus and discontinued inventory items. The amount of the inventory write-down is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item. Because there is considerable uncertainty in the continuation of current sales trends, additional inventory write-downs may be required if revenues remain at current levels, or continue to decline in future periods.

Allowance for Doubtful Accounts — An allowance is established for estimated uncollectible accounts receivable. The required allowance is determined by reviewing customer accounts and making estimates of amounts that may be uncollectible. Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business, and economic conditions, and other relevant facts and circumstances. Unexpected changes in the aforementioned factors would result in materially different amounts for this item.

Recognition of Revenue — The Company recognizes revenue when title of goods passes to the customer.

Assets Held for Sale — Assets held for sale are carried a the lower of their carrying value or fair value less estimated selling costs. Depreciation on assets held for sale is discontinued. If the assets are not sold within a reasonable time period, they will be reclassified as held and used and recorded at the lower of (a) the carrying valued of the assets before being classified as held for sale, adjusted for depreciation expense that would have been recognized had the assets been continually classified as held and used or (b) the fair value on the date the assets are reclassified as held and used.

Accounting Pronouncements
In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Transactions. SFAS No. 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No.144 in fiscal 2003 had no effect on the Company’s financial statements.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively. The adoption of SFAS 146 in fiscal 2004 had no effect on the Company’s financial statements.

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

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003. The adoption of SFAS 150 in fiscal 2003, had no effect on the Company’s financial statements.

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

PART II — OTHER INFORMATION

Item 2. CHANGES IN SECURITIES

In the quarter ended September 30, 2003 the Company issued warrants to purchase 83,982 shares of common stock to William S. Sadler, its former president, in connection with a revolving credit agreement between Mr. Sadler and the Company. These warrants expire four years from their date of issuance and have an exercise price of $0.085, which was the fair market value of the Company’s stock on the grant date of June 6, 2003. The issuance of these warrants was exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Listing of Exhibits

See Exhibit Index below

(b)	Reports on Form 8-K

On August 22, 2003, a report was filed on Form 8-K announcing the withdrawal of a previously filed Form 15 to de-register its common stock with the Securities and Exchange Commission.

On September 12, a report was filed on Form 8-K dismissing the Company’s its previous principal accountants and engaging another accounting firm, in an effort to reduce costs.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2003	Dotronix, Inc.
By: /s/ Kurt T. Sadler
Kurt T. Sadler
President
(Principal Executive Officer)

By: /s/ Robert V. Kling
Robert V. Kling
Chief Financial Officer
(Principal Financial and Accounting Officer)

DOTRONIX, INC.
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED SEPTEMBER 30, 2003

10.1	Agreement to extend and amend loan and security between the Company and the Estate of William S. Sadler, dated November 5, 2003.

10.2	Option agreement and agreement to amend lease between the Company, the Estate of William S. Sadler, Minnesota River Aviation, Inc. and Terry L. Myhre, dated November 5, 2003.

10.3	Agreement to loan funds between the Company and Terry L. Myhre, dated November 5, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.