Form 10QSB
period 2003-12-31
DOTRONIX INC
filed 2004-02-19
CIK 351809

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2003	Commission File No. 0-9996

DOTRONIX, INC.

(Exact name of small business issuer as specified in its charter)

Minnesota	41-1387074

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 First Street, SE, New Brighton, MN 55112

(Address of principal executive offices)

651-633-1742

(Issuer’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES       X                      NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 19, 2004
Common stock, par value $ .05 per share	4,186,741 shares

DOTRONIX, INC.

INDEX

Part I.   Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

Part II.   Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

DOTRONIX, INC.
BALANCE SHEETS
(UNAUDITED)

ASSETS	December 31 2003	June 30 2003
CURRENT ASSETS:
Cash and cash equivalents	$26,652	$13,519
Accounts receivable, less allowance for doubtful
accounts of $7,600	51,975	149,839
Life Insurance proceeds receivable	--	500,000
Inventories	406,024	404,591
Prepaid expenses	40,011	11,776

TOTAL CURRENT ASSETS	524,662	1,079,725
PROPERTY, PLANT AND EQUIPMENT	67,508	102,690
ASSETS HELD FOR SALE	537,397	537,397

TOTAL ASSETS	$1,129,567	$1,719,812

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Revolving loans payable to a related party	$1,000,000	$1,365,375
Demand notes	60,000	--
Accounts payable	225,063	153,841
Accrued salaries, wages and payroll taxes	21,211	59,650
Current portion-deferred gain on sale of building
to a related party	47,613	47,613
Other accrued liabilities	32,656	33,664

TOTAL CURRENT LIABILITIES	1,386,543	1,660,143
DEFERRED GAIN ON SALE OF BUILDING
TO A RELATED PARTY	206,323	230,130
STOCKHOLDERS’ DEFICIT
Common stock, $.05 par value, 12,000,000 authorized
4,180,341 shares issued and outstanding	209,017	209,017
Additional paid-in capital	10,941,146	10,941,146
Accumulated deficit	(11,613,462)	(11,320,624)

TOTAL STOCKHOLDERS’ DEFICIT	(463,299)	(170,461)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$1,129,567	$1,719,812

See notes to financial statements.

DOTRONIX, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31		Six Months Ended December 31
	2003	2002	2003	2002
REVENUES	$194,741	$286,798	$511,681	$928,797
COST OF SALES	85,020	355,732	260,313	848,495

GROSS MARGIN	109,721	(68,934)	251,368	80,302
SELLING, GENERAL AND
ADMISTRATIVE EXPENSE	263,106	415,795	506,734	819,304

LOSS FROM OPERATIONS	(153,385)	(484,729)	(255,366)	(739,002)
INTEREST EXPENSE	18,231	16,973	37,472	32,925

NET LOSS	$(171,616)	$(501,702)	$(292,838)	$(771,927)

NET LOSS PER COMMON
SHARE – BASIC AND
DILUTED	$(0.04)	$(0.12)	$(0.07)	$(0.18)
AVERAGE NUMBER OF
COMMON SHARES – BASIC
AND DILUTED	4,180,341	4,172,841	4,180,341	4,172,841

See notes to financial statements

DOTRONIX, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31
CASH FLOWS FROM OPERATING ACTIVITIES:	2003	2002
Net loss	$(292,838)	$(771,927)
Adjustment to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	37,696	96,014
Deferred gain on sale of building	(23,807)	(23,807)
Inventory write-down	—	110,000
Life insurance proceeds receivable	500,000	—
Change in operating assets and liabilities:
Accounts receivable	97,864	285,882
Inventories	(1,433)	97,579
Prepaid expenses and other assets	(28,235)	(75,006)
Accounts payable and other accrued liabilities	70,214	109,423
Accrued salaries, wages and payroll taxes payable	(38,439)	(31,064)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	321,022	(202,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,514)	(12,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving loan and demand notes	695,393	1,486,000
Repayments on revolving loan	(1,000,768)	(1,315,865)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(305,375)	170,135

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,133	(45,531)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,519	150,328

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$26,652	$104,797

See notes to financial statements

DOTRONIX, INC.

NOTES TO FINANCIAL STATEMENTS

A.   Basis of Presentation

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,”“will,” “expect,” “believe,” “anticipate,”“estimate,” “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company’s control. These factors include but are not limited to economic conditions generally and in the industries in which the Company’s customers participate; competition within the Company’s industry, including competition from much larger competitors; technological advances which could render the Company’s products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers’product needs; price increases or supply limitations for components purchased by the Company for use in its products; availability of sufficient financing and delays, reductions, or cancellations of orders previously placed with the Company.

The balance sheet as of December 31, 2003, the statements of operations for the three and six month periods ended December 31, 2003 and 2002 and the statements of cash flows for the six month periods ended December 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and for the three and six months periods ended December 31, 2003 and 2002 presented herein have been made.

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

B.   Stock Options

The Company uses the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s quarter ended December 31, 2003 and 2002 net loss and loss per share would have been changed to the pro forma amounts indicated below:

	Quarters ended December 31
	2003	2002
Net loss as reported	$(171,616)	$(501,702)
Deduct: Total stock-based employee compensation expense
determined under the fair value met	(2,100)	(2,100)

Pro forma net loss	$(173,716)	$(503,802)

Loss per share:
Basic and diluted - as reported	$(0.04)	$(0.12)

Basic and diluted - pro forma	$(0.04)	$(0.12)

C.   Critical Accounting Policies and Accounting Pronouncements

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

Allowance for Doubtful Accounts — An allowance is established for estimated uncollectible accounts receivable. The required allowance is determined by reviewing customer accounts and making estimates of amounts that may be uncollectible. Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business and economic conditions, and other relevant facts and circumstances. Unexpected changes in the aforementioned factors would result in materially different amounts for this item.

Recognition of Revenue — The Company recognizes revenue when title of the goods passes to the customer.

Assets Held for Sale — Assets held for sale are carried at the lower of their carrying value or fair value less estimated selling costs. Depreciation on assets held for sale is discontinued. If the assets are not sold within a reasonable time period, they will be reclassified as held and used and recorded at the lower of (a) the carrying valued of the assets before being classified as held for sale, adjusted for depreciation expense that would have been recognized had the assets been continually classified as held and used or (b) the fair value on the date the assets are reclassified as held and used.

ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively. The adoption of SFAS 146 in fiscal 2004 had no effect on the Company’s financial statements.

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

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares that the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts that involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under SFAS No. 150 are obligations that can be settled with shares whose monetary value is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW AND NEW BUSINESS PLAN

The Company, founded in 1980, was formerly a supplier and original equipment manufacturer of cathode ray tube (“CRT”) displays. The demand for CRT displays, however, has declined over the last several years, primarily due to the introduction of new display technologies. In response to this decline and to opportunities arising from the new technologies, the Company closed its manufacturing facility in January 2003 and began to develop a new business plan. Pursuant to the Company’s new business plan, the Company plans to provide video signage systems to end users such as restaurants and advertising companies operating traditional sign boards in malls and convenience stores. The Company intends to offer complete packages for such systems (including design, installation and maintenance) to potential customers. At least in the short term, the Company intends to outsource all or most of the installation and maintenance services. The necessary computer software will be acquired from a third party; negotiations with that party are currently ongoing. The Company will limit its reduced manufacturing capacities to the designing and testing of prototype units and specialty applications, such as the Mega-Screen™ rear projection unit, and most manufacturing will be outsourced.

As of December 31, 2003, the Company had a working capital deficit of $861,881. To continue operations and implement its new business plan, the Company depends on financing from third parties. The Company is currently attempting to obtain the necessary financial means through debt and equity financings. There is no guarantee that the Company will be successful in obtaining any such financing at terms and conditions acceptable to the Company and, even if the Company is able to satisfy its working capital needs for the next months through debt and/or equity financings, there is no guarantee that the Company will be able to implement its new business plan successfully and continue operating or that the Company will ever be profitable.

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol “DOTX”.

RESULTS OF OPERATIONS

Revenue decreased by $92,057 or 32% for the three-month period ended December 31, 2003 and by $417,116 or 45% for the six-month period ended December 31, 2003, compared to the same periods in the prior year. The Company currently generates revenue primarily from the sale of CRT products and services. The number of units of CRT products sold has significantly declined, thereby reducing the Company’s revenues, because the demand for CRT products in general has decreased. In addition, the Company lost sales to major distributors and manufactures of CRT-based products who aggressively reduced the prices for their products to generate sales. The Company has currently sold video signage system packages only to three test sites and therefore, has not derived any significant revenues under its new business plan. The Company does not expect any significant revenues under its new business plan before June 30, 2004, the end of this fiscal year. There is no guarantee that the Company will ever generate significant revenues from the sale of video signage system packages or will ever be profitable.

The gross margin percentage for the three-month period ended December 31, 2003 was 56% and 49% for the six-month period ended December 31, 2003, compared to negative 24% and 9%, respectively, for the same periods ended December 31, 2002. The current gross margin percentages are the result of sales of some inventory with a 100% margin because the inventory had already been written off, and of sales of maintenance services that have a higher gross margin than the sale of products. Moreover, the Company’s gross margin percentages in the periods ended December 31, 2002 were low or even negative (cost of sales exceeded revenues in the three-month period ended December 31, 2002) because the Company was still incurring employment and other costs in connection with the manufacturing of CRT products at the Company’s manufacturing facility that was then closed in January 2003. The gross margin percentages for the three- and six-month periods ended December 31, 2003 are not indicative for the Company’s business performance, and the Company does not expect to achieve similar gross margin percentages in the future.

Selling, general, and administrative expenses decreased $152,689 or 37% in the three-month period ended December 31, 2003 and $312,570 or 38% in the six-month period ended December 31, 2003, when compared to the same periods of the prior year. The decrease was the result of continuing reductions in personnel and other costs.

The increase in interest expenses by $1,258 or 7% during the three-month period ended December 31, 2003 and by $4,547 or 14% during the six-month period ended December 31, 2003, compared to the same periods of the prior year, evidence the increased borrowings in the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $13,133 during the six-month period ended December 31, 2003 from $13,519 as of June 30, 2003 to $26,652 as of December 31, 2003. During this period, the net cash provided by operating activities amounted to $321,022. This positive cash flow resulted primarily from the Company’s receipt of life insurance proceeds in the amount of $500,000 as a result of the death of its late president and chief executive officer, William S. Sadler, in June of 2003. Financing activities during the six-month period ended December 31, 2003 used cash in the amount of $305,375, primarily due to the payment of the life insurance proceeds to the Estate of William S. Sadler, to reduce the revolving credit line that Mr. Sadler had granted to the Company from $1.5 million to $1 million.

During the six-month period ended December 31, 2003, the Company generated revenues of $511,681 and incurred a net loss of $292,838. The Company will be able to continue operating only if it is able to secure debt and/or equity financing at terms and conditions acceptable to the Company that will allow the Company to finance its operations until it is able to generate revenues from the sale of video signage systems in accordance with its new business plan. The Company does not expect any significant revenues under its new business plan before June 30, 2004, the end of this fiscal year. There is no guarantee that the Company will ever generate significant revenues from the sale of video signage system packages or will ever be profitable.

In November 2003, in an attempt to provide the Company with working capital, the Company signed an agreement with the Estate of William S. Sadler pursuant to which (i) the Estate would forgive $850,000 of the $1,000,000 outstanding loan agreement between the Company and Mr. Sadler, in exchange for the transfer of real estate owned by the Company, and (ii) the Company would cancel existing warrants to Mr. Sadler in exchange for the issuance of additional warrants to the Estate. In a related agreement, an outside investor had agreed to provide a credit line of up to $450,000 to the Company, contingent upon the consummation of the transactions between the Estate and the Company and the grant of warrants to such investor. During the six-month period ended December 31, 2003, the investor provided loans in an aggregate amount of $60,000 to the Company; in January 2004, the investor provided additional loans in an aggregate amount of $75,000. All of these loans are secured by an account receivable due to the Company.

During the negotiations of the final agreements, environmental concerns with regard to the Company’s assets held for sale (real estate) surfaced that required a Phase-I environmental study, thereby delaying the consummation of final agreements between the Estate and the Company. In the meantime, unrelated third parties have indicated an interest in acquiring the real property. The Estate and the Company have agreed to pursue a sale to an unrelated party. The Company intends to pay any net proceeds of such a sale to the Estate, in exchange for the forgiveness of debt in the amount previously agreed upon ($850,000). The Company continues negotiations with the outside investor regarding a credit line of $450,000. The Company is also seeking debt or equity financing from other potential financing sources and may issue equity securities in connection with such financing, if the Company is successful in reaching an agreement with respect to such financing.

There can be no assurance that the Company will be able to finalize and consummate any of the aforesaid transactions under the revised terms. If the Company is not able to finalize the transactions and does not find other opportunities to raise money, or if the investor who has already made loans in an aggregate amount of $135,000 forecloses on his security interest and demands repayment of the loan out of the pledged account receivable, the Company may be unable to continue operations.

Commitments and Contingencies

Office equipment, computer equipment and vehicles are leased under non-cancelable operating leases. Minimum future obligations on these operating leases and amounts owing under the revolving credit facility, at December 30, 2003, are as follows:

	1 Year	2-3 Years	4-5 years	Over 5 Years	Total
Operating lease with a
related party	$73,200	$146,400	$146,400	$24,400	$390,400
Other operating leases	11,380	1,877	—	—	13,257
Revolving credit facility	1,000,000				1,000,000
Demand notes	$60,000				60,000

Total	$1,144,580	$148,277	$146,400	$24,400	$1,463,657

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies and accounting pronouncements are listed in Note C to the financial statements.

The Company recognizes revenue when title of goods passes to the customer.

Assets held for sale are carried at the lower of their carrying value or fair value less estimated selling costs. Depreciation on assets held for sale is discontinued. If the assets are not sold within a reasonable time period, they will be reclassified as held and used and recorded at the lower of (a) the carrying valued of the assets before being classified as held for sale, adjusted for depreciation expense that would have been recognized had the assets been continually classified as held and used or (b) the fair value on the date the assets are reclassified as held and used.

ITEM 3.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.
The Company’s Chief Executive Officer, Kurt T. Sadler, and Chief Financial Officer, Robert V. Kling, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The officers are aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, they have decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

Changes in internal controls.
There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See Exhibit Index following signature page.

(b)	Reports on Form 8-K

On November 25, 2003, a report was filed on Form 8-K announcing that a press release was issued on November 25, 2003 announcing the results of the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dotronix, Inc.
Date: February 19, 2004	By:	/s/ Kurt T. Sadler

Kurt T. Sadler, President (Principal Executive Officer)
	By:	/s/ Robert V. Kling

Robert V. Kling Chief Financial Officer (Principal Financial and Accounting Officer)

DOTRONIX, INC.
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED DECEMBER 30, 2003

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