Form 10QSB
period 2004-03-31
DOTRONIX INC
filed 2004-05-14
CIK 351809

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2004	Commission File No. 0-9996

DOTRONIX, INC.

(Exact name of small business issuer as specified in its charter)

Minnesota	41-1387074

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES       X                      NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 14, 2004
Common stock, par value $ .05 per share	4,641,741 shares

DOTRONIX, INC.
INDEX

Part I – Financial Information

Item 1. Condensed Financial Statements (Unaudited)

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

Part II – Other Information

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

DOTRONIX, INC.
CONDENSED BALANCE SHEETS

	March 31 2004	June 30 2003
	(UNAUDITED)
ASSETS CURRENT ASSETS
Cash and cash equivalents	$190,690	$13,519
Accounts receivable, less allowance for doubtful
accounts of $10,400 and $7,600	97,890	149,839
Life Insurance proceeds receivable	—	500,000
Inventories	331,274	404,591
Prepaid expenses	45,563	11,776

TOTAL CURRENT ASSETS	665,417	1,079,725
PROPERTY, PLANT AND EQUIPMENT	51,265	102,690
ASSETS HELD FOR SALE	—	537,397

TOTAL ASSETS	$716,682	$1,719,812

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Revolving loans payable to a related party	$552,133	$1,365,375
Demand notes payable	135,000	—
Accounts payable	214,909	153,841
Accrued compensation and payroll taxes	36,050	59,650
Other accrued liabilities	21,120	33,664
Current portion-deferred gain on sale of
building to a related party	47,613	47,613

TOTAL CURRENT LIABILITIES	1,006,825	1,660,143
DEFERRED GAIN ON SALE OF BUILDING
TO A RELATED PARTY	194,419	230,130
STOCKHOLDERS’ DEFICIT
Common stock, $.05 par value, 12,000,000 shares
authorized, 4,601,741 and 4,180,341 shares issued
and outstanding	230,087	209,017
Additional paid-in capital	11,035,560	10,941,146
Accumulated deficit	(11,750,209)	(11,320,624)

TOTAL STOCKHOLDERS’ DEFICIT	(484,562)	(170,461)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$716,682	$1,719,812

See notes to condensed financial statements

Note:   The balance sheet as of June 30, 2003 has been condensed from the audited financial statements.

DOTRONIX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31		Nine months ended March 31
	2004	2003	2004	2003
REVENUES	$347,175	$384,852	$858,857	$1,313,649
COST OF SALES	196,795	448,503	457,108	1,296,998

GROSS MARGIN	150,380	(63,651)	401,749	16,651
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE	285,042	432,446	791,776	1,251,750

LOSS FROM OPERATIONS	(134,662)	(496,097)	(390,027)	(1,235,099)
INTEREST EXPENSE	2,086	29,248	39,558	62,173

NET LOSS	$(136,748)	$(525,345)	$(429,585)	$(1,297,272)

Basic and diluted net loss
per common share	$(0.03)	$(0.13)	$(0.10)	$(0.31)
Average number of common
shares outstanding	4,217,778	4,178,874	4,192,729	4,174,823

See notes to condensed financial statements

DOTRONIX, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended March 31
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(429,585)	$(1,297,272)
Adjustment to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	58,010	117,606
Recognition of deferred gain on sale of building	(35,711)	(35,711)
Loss on sale of property and equipment	89,880	—
Life insurance proceeds	500,000	—
Inventory write-down	—	215,000
Stock compensation	8,320	10,005
Change in operating assets and liabilities:
Accounts receivable	51,949	258,341
Inventories	73,317	236,792
Prepaid expenses	(33,787)	(26,672)
Accounts payable	61,068	72,004
Accrued compensation and payroll taxes	(23,600)	(32,488)
Other accrued liabilities	(12,544)	(6,010)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	307,317	(488,405)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,935)	(13,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	107,164	—
Borrowings on demand notes	135,000
Borrowings on revolving loans to a related party	635,393	2,112,377
Repayments on revolving loans to a related party	(1,000,768)	(1,673,657)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(123,211)	438,720

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	177,171	(62,879)
CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD	13,519	150,328

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$190,690	$87,449

See notes to condensed financial statements

DOTRONIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

A.   Basis of Presentation

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company’s control. These factors include but are not limited to economic conditions generally and in the industries in which the Company’s customers participate; competition within the Company’s industry, including competition from much larger competitors; technological advances that could render the Company’s products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers’ product needs; price increases or supply limitations for components purchased by the Company for use in its products; availability of sufficient financing and delays, reductions, or cancellations of orders previously placed with the Company.

The balance sheet as of March 31, 2004, the statements of operations for the three and nine month periods ended March 31, 2004 and 2003 and the statements of cash flows for the nine month periods ended March 31, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for the three and nine months periods ended March 31, 2004 and 2003 presented herein have been made.

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

B.   Stock Options

The Company uses the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation”the Company’s three and nine months ended March 31, 2004 and 2003 net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Three months ended March 31		Nine months ended March 31
	2004	2003	2004	2003
Net loss as reported	$(136,748)	$(525,345)	$(429,585)	$(1,297,272)
Deduct: total stock based employee
compensation expense determined
under the fair value method
Pro forma net loss	(3,100)	(263)	(7,400)	(263)

Net loss per share:	$(139,848)	$(525,608)	$(436,985)	$(1,297,535)

Basic and diluted-as reported	$(0.03)	$(0.13)	$(0.10)	$(0.31)
Basic and diluted-pro forma	$(0.03)	$(0.13)	$(0.10)	$(0.31)

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

Allowance for Doubtful Accounts — An allowance is established for estimated uncollectible accounts receivable. The required allowance is determined by reviewing customer accounts and making estimates of amounts that may be uncollectible. Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business and economic conditions, and other relevant facts and circumstances. Unexpected changes in the aforementioned factors would result in materially different amounts.

Recognition of Revenue — The Company recognizes revenue when title of the goods passes to the customer.

D.   Related Party Transaction

On March 31, 2004, the Company sold its assets held for sale (real property in Eau Claire, Wisconsin), and the proceeds of $447,867 from the sale were transferred to the Estate of William S. Sadler, the late president and chief executive officer of Dotronix, to reduce the principal amount outstanding under a loan and security agreement the Company had entered into with Mr. Sadler.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW AND NEW BUSINESS PLAN

The Company, founded in 1980, was formerly a supplier and original equipment manufacturer of cathode ray tube (“CRT”) displays. The demand for CRT displays has declined over the last several years, primarily due to the introduction of new display technologies. In response to this decline and to opportunities arising from the new technologies, the Company closed its manufacturing facility in January 2003 and began to develop a new business plan. Pursuant to the Company’s new business plan, the Company plans to provide video signage systems to end users such as restaurants and retail stores. The Company intends to offer complete packages for such systems, including design, installation and maintenance, to potential customers. At least in the short term, the Company intends to outsource all or most of the installation and maintenance services. The necessary computer software will be acquired from various third party vendors. The Company will limit its reduced manufacturing capacities to the designing and testing of prototype units and specialty applications, such as the Mega-Screen™ rear projection unit, and most manufacturing will be outsourced.

On March 31, 2004, the Company sold its assets held for sale (real property in Eau Claire, Wisconsin), and the proceeds of $447,867 from the sale were transferred to the Estate of William S. Sadler, the late president and chief executive officer of Dotronix, to reduce the principal amount outstanding under a loan and security agreement the Company had entered into with Mr. Sadler.

As of March 31, 2004, the Company had a working capital deficit of $341,408. To continue operations and implement its new business plan, the Company depends on financing. The Company secured a line of credit in the amount of $450,000 from an outside investor, Mr. Terry L. Myhre, on April 7, 2004. Demand notes with an aggregate principal amount of $135,000 that the Company had issued to Mr. Myhre previously became a part of the line of credit. The Company also retained the services of an investment banking company to assist in raising funds through equity financing. There is no guarantee that the Company will be successful in obtaining equity financing at terms and conditions acceptable to the Company and, even though the Company was able to satisfy its immediate working capital needs through debt financing, there is no guarantee that the Company will be able to implement its new business plan successfully and continue operating or that the Company will be profitable.

On April 7, 2004, Mr. Myhre also entered into an agreement with the Estate of William S. Sadler and Minnesota River Aviation, Inc. (“MRAI”), a corporation controlled by the Estate, pursuant to which Mr. Myhre acquired an option to purchase from the Estate and MRAI up to one million shares of Dotronix common stock at $0.05 per share. This option expires on November 5, 2010. The Estate and MRAI currently hold 1,278,959 shares of Dotronix’s common stock.

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “DOTX”.

RESULTS OF OPERATIONS

Revenue decreased by $37,677 or 10% for the three-month period ended March 31, 2004 and by $454,792 or 35% for the nine month period ended March 31, 2004, compared to the same periods in the prior year. The Company currently generates revenue primarily from the sale of CRT products and services. Due to the competition from alternative video display technologies, such as plasma and LCD panels, the number of units of CRT products sold has significantly declined, thereby reducing the Company’s revenues. In addition, the Company lost sales to major distributors and manufactures of CRT based products who aggressively reduced the prices for their products to generate sales in a highly competitive market. Under the new business plan, the Company’s efforts to sell video signage system packages has resulted in only four sales, all for test sites, and the Company has not derived any significant revenues under its new business plan. The Company does not expect any significant revenues under the new business plan before June 30, 2004, the end of this fiscal year. There is no guarantee that the Company will generate significant revenues from the sale of video signage system packages or that it will be profitable in the foreseeable future.

The gross margin percentage for the three-month period ended March 31, 2004 was 43%, compared to a negative (17)% in the prior year quarter. The gross margin percentage for the nine-month period ended March 31, 2004 was 47%, compared to 1% for the prior year nine-month period. The current year (fiscal 2004) gross margin percentages for the three-month and nine-month periods were significantly influenced by last time buy orders with above average margins, including shipments of approximately $270,000 for the three-month period and $420,000 for the nine-month period ended March 31, 2004. An additional contributor to improved margins was the sale of inventory that had been written down. The primary cause of the prior year (fiscal 2003) three-month and nine-month gross margins was closing costs associated with the shut down of the Eau Claire, Wisconsin manufacturing facility, which was completed in January 2003. It is highly unlikely that the Company will attain gross margin percentage levels similar to the three- and nine-month periods ended March 31, 2004, in the future.

Selling, general, and administrative expenses decreased $147,404, or 34% in the three-month period ended March 31, 2004 and $459,974 or 37% in the nine month period ended March 31, 2003, when compared to the same periods of the prior year. The decreases were the result of continuing reductions in personnel costs and lower building lease and related costs.

Interest expense decreased by $27,162 or 93% during the three-month period ended March 31, 2004 and by $22,615 or 36% during the six-month period ended March 31, 2003, compared to the same periods of the prior year. The primary cause of the decrease was lower borrowing levels.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31, 2004 was $190,690, an increase of $177,171 from cash and equivalents of $13,519 as of June 30, 2003. During this period, the net cash provided by operating activities amounted to $307,317. This positive cash flow resulted primarily from the Company’s receipt of life insurance proceeds in the amount of $500,000 as a result of the death of its late president and chief executive officer, William S. Sadler. Financing activities during the nine-month period ended March 31, 2004 used cash in the amount of $123,211, applying the payment of the life insurance proceeds to reduce the revolving credit line that Mr. Sadler had granted to the Company. $107,164 of cash was provided by the sale of common stock and the exercise of stock options.

During the nine month period ended March 31, 2004, the Company generated revenues of $858,857 and incurred a net loss of $429,585. The Company will be able to continue operating only if it is able to secure debt and/or equity financing at terms and conditions acceptable to the Company that will allow the Company to finance its operations until it is able to generate revenues from the sale of video signage systems in accordance with its new business plan. On April 7, 2004, the Company secured a credit facility in the amount of $450,000. The Company does not expect any significant revenues under its new business plan before June 30, 2004, the end of this fiscal year.

On March 31, 2004, the Company sold its real property in Eau Claire, Wisconsin, to an unrelated third party and net proceeds of $447,867 were applied against the debt to the Estate of William S. Sadler of $1,000,000.

On April 7, 2004, agreements between the Company, the Estate of William S. Sadler, and the outside investor were signed. A summary of the terms of these agreements is as follows:

The amount owing the Estate of $552,133 was reduced to $150,000, with interest only payments due monthly at a 5% per annum interest rate. The principal amount is due on November 20, 2008. The Estate has an option to convert the outstanding loan amount into Company common stock at $1.00 per share. As additional consideration for the reduction of the loan, the Company cancelled existing warrants to Mr. Sadler for the purchase of up to 365,094 shares of the Company’s common stock at exercise prices ranging from $0.085 to $0.60 per share, and issued new warrants to the Estate to purchase 385,000 shares of common stock at an exercise price of $0.05 per share.

In a related agreement, Mr. Terry L. Myhre, an outside investor, agreed to provide a credit line of up to $450,000 to the Company, which is convertible into common stock at $1.50 per share. Outstanding demand notes of the investor with an aggregate principal of $135,000 became part of the credit line. In consideration for the credit line, Mr. Myhre also received warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

Commitments and Contingencies

Office equipment and computer equipment are leased under non-cancelable operating leases. Minimum future obligations on these operating leases and amounts owing under the revolving credit facility, at March 31, 2004, are as follows:

Contractual obligation payments due by period	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total
Operating lease with a
related party	$73,200	$146,400	$146,400	$6,100	$372,100
Other operating leases	10,412	—	—	—	10,412
Revolving credit facility	552,133				552,133
Demand notes	135,000				135,000

Total	$770,745	$146,400	$146,400	$6,100	$1,069,645

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies and accounting pronouncements are listed in Note C to the condensed financial statements.

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

PART II — OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On March 24, 2004, the Company issued an aggregate of 400,000 units to six purchasers for $0.25 per unit pursuant to a Securities and Purchase Agreement dated February 20, 2004. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at $0.50 per share. The warrants expire on January 31, 2009. The Company relied upon Rule 506 of Regulation D for an exemption from registration in connection with the issuance of the units.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See Exhibit Index following signature page.

(b)	Reports on Form 8-K

On February 9, 2004, a report was filed on Form 8-K announcing that a press release was issued on February 6, 2004 to announce that the agreements from November 2003 between the Company and the Estate of its late CEO regarding the forgiveness of debt, and between the Company and an outside investor regarding a credit line have not been completed and are being renegotiated.

On February 20, 2004 a report was filed on Form 8-K announcing that a press release was issued on February 20, 2004 to announce the Company’s results for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dotronix, Inc.
Date: May 14, 2004	By:	/s/ Kurt T. Sadler

Kurt T. Sadler, President (Principal Executive Officer)
	By:	/s/ Robert V. Kling

Robert V. Kling Chief Financial Officer (Principal Financial and Accounting Officer)

DOTRONIX, INC.
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED MARCH 31, 2004

10.1*	Amendment to September 8, 2003 employment agreement with Kurt T. Sadler dated November 17, 2003.

10.2*	Amendment to September 8, 2003 employment agreement with Robert V. Kling, dated November 17, 2003.

10.3	Amendment No.1 to Agreement to extend and amend Loan and Security Agreement of November 5, 2003, between the Company and the Estate of William S. Sadler, dated April 7, 2004

10.4	Warrant to the Estate of William S. Sadler to purchase 385,000 shares of Dotronix Common Stock at $0.05 per share, dated April 7, 2004

10.5	Registration Rights Agreement between the Company and the Estate of William S. Sadler, dated April 7, 2004

10.6	Loan Agreement between the Company and Terry L. Myhre, dated April 7, 2004

10.7	Security Agreement made and entered into by the Company in favor of Terry L. Myhre, dated April 7, 2004

10.8	Subordination Agreement made and given by the Estate of William S. Sadler in favor of Terry L. Myhre, dated April 7, 2004

10.9	Promissory Note in the principal amount of $450,000 from the Company to Terry L. Myhre, dated April 7, 2004

10.10	Warrant to Terry L. Myhre to purchase 100,000 shares of Dotronix Common Stock a $0.10 per share, dated April 7, 2004

10.11	Option Agreement between Terry L. Myhre, the Estate of William S. Sadler and Minnesota River Aviation, Inc., dated April 7, 2004

10.12	First Amendment to Lease between the Estate of William S. Sadler and the Company, dated April 7, 2004

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management agreement or compensatory plan or arrangement.