Form 10KSB
period 2004-06-30
DOTRONIX INC
filed 2004-10-12
CIK 351809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2004

COMMISSION FILE NO.: 0-9996

DOTRONIX, INC.
(Name of Small Business Issuer as specified in its charter)

MINNESOTA	41-1387074
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)
160 FIRST STREET S.E., NEW BRIGHTON, MINNESOTA 55112-7894
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code: (651) 633-1742

Securities registered pursuant to Section 12(b) of the Exchange Act:   NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:
COMMON STOCK

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   |X|      NO   |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   |_|

Issuer’s revenues for its most recent fiscal year: $1,054,002

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 29, 2004 was approximately $8,072,000 based upon the closing price of the Registrant’s Common Stock on such date.

There were 5,612,741 shares of Common Stock outstanding as of September 29, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on December 8, 2004 are incorporated by reference into items 9, 10, 11, 12 and 14 of Part III of this Report.

Transitional Small Business Disclosure Format (check one).   YES   |_|      NO   |X|

Part I

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company’s control. These factors include but are not limited to economic conditions generally and in the industries in which the Company’s customers participate; failure of the Company’s industry to become viable or grow at a certain rate, and failure of the Company to establish itself within the industry; competition within the Company’s industry, including competition from much larger competitors; technological advances which could render the Company’s products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers’ product needs; price increases or supply limitations for components purchased by the Company for use in its products; availability of sufficient financing and delays, reductions, or cancellations of orders previously placed with the Company.

Item 1.   DESCRIPTION OF BUSINESS

General
Dotronix, Inc. (the “Company”), founded in 1980, originally focused on designing, manufacturing and marketing cathode ray tube (“CRT”) displays. These displays were typically sold to original equipment manufacturers (OEM) and display system integrators. As the OEM display business declined due to increased competition from other manufacturers and to the introduction of several new display technologies, the Company discontinued certain product offerings and reduced its manufacturing resources.

The Company has responded to a growing interest in the replacement of printed signage with video display signage by developing and marketing fully integrated video display systems. Developments in computer operating speeds and software programs have made such systems technically capable of displaying full motion video at a reasonable cost. Beta-site installations indicate that digital signage is effective in influencing buying decisions. Although initial installation costs are greater than for printed signage, the ongoing costs of making changes to the signage message is much lower, and these lower costs will continue for the life of the signage installation. Another benefit is the ease of making multi-location content changes quickly in response to changing market conditions from a central location. The digital signage market is expected to experience significant growth during the next five years. A recent report released by iSuppli/Stanford Resources states that the digital signage display market will reach $664 million by the end of 2004 and increase at a compound annual growth rate of 29 percent through 2009 topping off at $2.35 billion. The retail digital signage market totaled $501 million in 2003.

The Company has secured competitive pricing from reliable vendors for all of the elements that make up a digital signage system, including vendors of display devices, computers, software, digital content, and field installation and field service. There is no assurance that the above efforts will necessarily return the Company to profitability.

Products
The Company will continue to manufacture and support several types of CRT based monitors to end user markets, through in house capability or outsourcing. These legacy products are expected to make a limited contribution to profitability and eventually will be phased out. The Company has also developed a new rear projection display device using digital light projection (DLP) technology suitable for use as an electronic menu board, trademarked as the Mega-Screen ™.

In addition to supplying display devices, the Company has developed the capabilities of a full service electronic digital signage integrator. This includes developing display products such as the Mega-Screen ™ described above, and also creating strong business relationships with companies to provide all the elements of a fully integrated electronic signage system. System elements include software to drive display content and content scheduling, the creation, production and modification of display content, content delivery and scheduling capabilities, and system installation and maintenance. Efforts to market these systems have not yet produced material revenues.

Marketing & Sales
The Company’s marketing efforts include maintaining contacts with various original equipment manufacturers for its CRT based legacy products. In support of the Company’s efforts to develop a digital signage systems market presence, including video walls, the Company has targeted certain industries, such as the restaurant industry including quick serve restaurants, the gambling casino industry and a wide variety of retail businesses. The Company has recently hired two sales professionals with experience and contacts in these industries. The Company also maintains and promotes an interactive web site.

7% of the Company’s revenues during the year ended June 30, 2004, (6% in the year ended June 30, 2003), consisted of sales to customers in Europe, Canada, and Asia.

In fiscal 2004 the Company had one customer (Customer A) that generated revenues of 10% or greater of total annual revenues. In fiscal 2003 the Company had one customer (Customer B) that generated revenues of 10% or greater of total annual revenues. The Company’s top five customers generated 38% of revenues in fiscal 2004 and 30% of revenues in fiscal 2003.

	2004	2003
Customer A	24%	0%
Customer B	1%	12%
Top 5 Customers	38%	30%

Competition
The Company believes that competition in the market for CRT based legacy products is negligible, as the market is in decline, and the Company often has a proprietary advantage.

A number of companies offer digital signage systems, and new competitors may enter the market in the future. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Some of our competitors may also be able to provide customers with additional benefits at lower overall costs in an effort to increase market share. We cannot be sure that we will be able to match product offerings of our competitors. These competitors and other companies may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements, which arrangements may increase our competitors’ ability to address customer needs with their product and service offerings. There may be consolidation in the market for our products that could lead to increased price competition and other forms of competition that could cause our business to suffer.

Manufacturing and Suppliers
The Company has maintained manufacturing capacity for certain CRT based legacy products that have experienced a decline in volume over the previous several years. The level of sales from these types of products is expected to continue to decline significantly in the future. The Company has reduced capacity accordingly. The Company purchases the components for its CRT based legacy products from outside suppliers. It is becoming increasingly difficult to secure certain components that are no longer being manufactured and are only available on the surplus market. The inability to secure a supply of reliable component parts is expected to contribute significantly to the decline of legacy product sales.

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

The Company has also established satisfactory supplier relationships with vendors supplying computers, software, and content to the electronic digital signage industry. Due to rapid technological change, and the highly competitive nature of the industry, there is no assurance that these supplier relationships will remain viable.

Government Regulations
The Company’s legacy products, or products into which they are incorporated, must be certified by officials of the Department of Health and Human Services as complying with regulations limiting the amount of radiation that may be emitted by CRT displays. The Company has been able to obtain such approvals without material delay. The Company has received exemption from certain of the certification procedures under an exception contained in the regulations, that reduces the administrative burden of such certification procedures. In addition, the Company’s products are subject to Federal Communications Commission regulations limiting the amount of radio noise emissions from computing devices. The Company has been able to obtain the necessary certifications in a timely manner.

Personnel
In June 2003 the Company’s President, William S. Sadler, a major shareholder, and the primary lender to the Company, died due to accidental drowning. His son, Kurt T. Sadler, was appointed president.

As of June 30, 2004, the Company had 12 full-time employees. The Company believes that its relationship with its employees is satisfactory. None of the Company’s employees are covered by collective bargaining agreements.

Research and Development
Research and development costs totaled approximately $37,000 for fiscal 2004 and $131,000 for fiscal 2003.

Item 2.   DESCRIPTION OF PROPERTIES

The Company’s corporate offices and certain manufacturing operations are located in a building that is approximately 17,000 square feet in New Brighton, Minnesota. In fiscal 1999, the building was purchased from the Company by William S. Sadler, the former president and a major stockholder of the Company, and leased back by the Company. Rental payments were $6,100 per month through April 2004. From May 2004 to April 2009, monthly rent is subject to adjustment if the cost of borrowing funds to the seller has increased since the date of purchase. Since the current interest rate environment is less than in 1999, no adjustment is required. The lease agreement has two five-year options with rental payments of $3,000 plus additional rent and $3,500 plus additional rent, respectively. Additional rent would be calculated based on a change in the cost of funds to the buyer in financing the purchase. In April 2004 the landlord and Company amended the lease, granting the Company the right to cancel the lease, with a one-year notification required. In addition to the rental amounts described above, the Company is responsible for all other costs, fees, expenses, and other charges that may arise.

These lease terms were approved by the Company’s outside directors based on a study of comparable rental properties. Company’s management believes that the current facility is adequate for the Company’s current and foreseeable future business needs and that it is adequately covered by insurance.

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

The Company owned a manufacturing facility of approximately 33,600 square feet located in Eau Claire, Wisconsin, until it was sold in March 2004. The facility was closed in January 2003 in connection with the Company moving its manufacturing operations to New Brighton. Proceeds of the sale were used to pay down the loan from the Estate of William S. Sadler, which held a mortgage on the property.

Item 3.   LEGAL PROCEEDINGS
None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

Part II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol “DOTX”. The following table sets forth the range of high and low closing sales prices of the Common Stock. Quotations in the following table are based on information provided by the Yahoo ™ Finance web site. The quotations represent inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2004	High	Low
First Quarter	$0.43	$0.03
Second Quarter	$0.85	$0.30
Third Quarter	$2.25	$0.55
Fourth Quarter	$3.10	$1.55

Fiscal Year Ended June 30, 2003	High	Low
First Quarter	$0.25	$0.12
Second Quarter	$0.20	$0.06
Third Quarter	$0.18	$0.07
Fourth Quarter	$0.14	$0.05

As of June 30, 2004, there were 294 record holders of the Company’s Common Stock. The Company has not paid dividends on its Common Stock and does not expect to pay cash dividends for the foreseeable future. The Company’s current borrowing arrangement prohibits the payment of cash dividends. The Company’s current policy is to retain any earnings to finance operations.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation plans
approved by security holders	80,228	$0.82	103,709
Equity compensation plans not
approved by security holders	None	Not Applicable	None
Total	80,228		103,709

_________________
(1)    50,000 shares to be issued under outstanding options under the 1999 Employee Plan, 2,500 shares under the 1999 Non-employee Director Plan, 1,728 shares under the 1989 Employee Plan and 26,000 shares under the 1991 Non-employee Director Plan.
(2)    42,709 shares remaining under the Employee Plan and 61,000 shares remaining under the Non-employee Director Plan. The shares remaining under the Employee Plan are issuable in the form of options, restricted common stock or non-restricted common stock. The shares remaining under the Non-employee Director Plan are issuable in the form of options and non-restricted common stock.

Recent Sales of Unregistered Securities

In fiscal 2003 the Company issued warrants to purchase 162,269 shares of common stock to William S. Sadler, its former president, in connection with a revolving credit agreement between Mr. Sadler and the Company. At June 30, 2003 outstanding warrants to purchase shares related to the revolving credit agreement issued in fiscal 2003 and prior fiscal years totaled 365,094 shares. On April 7, 2004 the Company cancelled the existing warrants to Mr. Sadler for the purchase of up to 365,094 shares of the Company’s common stock at exercise prices ranging from $0.085 to $0.60 per share, and issued a new warrant to the Estate of William S. Sadler to purchase 385,000 shares of common stock at an exercise price of $0.05 per share, in consideration for the reduction of a loan between the Company and the Estate of $402,133, from $552,133 to $150,000. On June 11, 2004 the Estate exercised the warrant to purchase 385,000 shares of common stock. The issuance of this warrant was exempt from registration pursuant to Section 4(2) of the Securities Act.

On April 7, 2004 Mr. Terry L. Myhre, an outside investor, signed an agreement to provide a credit line of up to $450,000 to the Company. In consideration for the credit line, the Company issued to Mr. Myhre a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.10 per share. On June 30, 2004 Mr. Myhre exercised the warrant to purchase 100,000 shares of common stock. The issuance of this warrant was exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management Plans

Since the passing of William S. Sadler, the former president of Dotronix, Inc., in June 2003, the Company has been implementing a major re-organization of its operations and financial structure.

The Company incurred losses of $790,000 and $1.2 million in fiscal 2004 and 2003, respectively. The $1.2 million loss in fiscal 2003 includes $500,000 of income from life insurance proceeds collected on the death of the Company President in June 2003. In addition, the Company operations used approximately $447,000 of cash in fiscal 2004 and used approximately $718,000 of cash in fiscal 2003. Although the Company has made significant progress in reducing its cash requirements, through reductions in manufacturing capacity and personnel, it will continue to need external borrowings to support operations until the operations improve.

To continue operations and implement its new business plan, the Company depends on financing. The Company secured a line of credit in the amount of $450,000 from an outside investor, Mr. Terry L. Myhre, on April 7, 2004. Demand notes with an aggregate principal amount of $135,000 that the Company had issued to Mr. Myhre previously became a part of the line of credit. On September 27, 2004 Mr. Myhre executed an agreement which increased the line of credit to $1,000,000 and extended the due date to November 1, 2005. The Company agreed to issue warrants to Mr. Myhre to purchase shares of Company common stock at a price of $1.50 per share, one warrant for every $4 borrowed by the Company in excess of $450,000. As of June 30, 2004, $170,000 of borrowings were outstanding under the credit line.

In February 2004 the Company retained the services of an investment banking company to assist in raising funds through equity financing. On March 16, 2004 the Board of Directors declared a warrant dividend subject to a filing with the Securities and Exchange Commission (SEC). On June 2, 2004, the Company filed a Registration Statement on Form SB-2, covering the issuance of the warrants to be distributed as a warrant dividend and the shares of common stock underlying such warrants, as well as the resale of the securities sold to six accredited investors in February of 2004 and shares underlying a warrant issued to the Estate of the Company’s late President. The Registration Statement was declared effective on August 12, 2004, and the distribution of the warrant dividend to shareholders of record on June 30, 2004 began on August 20, 2004.

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

The Company owned a manufacturing facility of approximately 33,600 square feet located in Eau Claire, Wisconsin, until it was sold in March 2004. The facility was closed in January 2003 in connection with the Company moving its manufacturing operations to New Brighton. Proceeds of the sale were used to pay down the loan from the Estate of William S Sadler, which held a mortgage on the property.

During fiscal 2004, the Company reduced the number of full time employees from 16 to 12 (approximately 25%). During fiscal 2003 the Company reduced the number of full time employees from 27 to 16 (approximately 41%). Operating costs declined by approximately $500,000, or 31% in fiscal 2004 and approximately $281,000, or 15% in fiscal 2003. The Company continues to monitor costs.

The Company has made significant progress in developing its new business plan to create a strong presence in the electronic digital signage industry. It has hired key sales personnel and established relationships with a major electronics company that gives the Company access to state of the art software, a crucial element of electronic digital signage. The digital signage industry is in an early stage of development, and there is no assurance that the Company will be successful in executing its new business plan.

Results of Operations:
The Company’s revenues decreased $629,793, or 37% during the fiscal year ended June 30, 2004, from the preceding fiscal year. The decrease for fiscal 2004 was caused by the severe contraction in the hospitality and travel related industry and the continuing lack of capital investment by those businesses that were major purchasers of Company products in the past. The lack of business capital investment also slowed the adoption of new electronic video display systems.

The Company’s gross margin percentage was 39% and 0.3% in fiscal 2004 and 2003, respectively. The gross margin percentage in fiscal 2004 reflects improved pricing and the consolidation of manufacturing in one location. The gross margin percentage in fiscal 2003 was due to a major inventory write-down of $338,000, and the cost of maintaining manufacturing capacity at two locations.

Selling, general, and administrative expenses decreased 34% in fiscal 2004 from the preceding fiscal year. The decrease in fiscal 2004 was due to a Company wide restructuring initiative that began in December 2000. In fiscal 2004, full time employment was reduced from 16 employees to 12 employees.

Interest expense decreased 46% in fiscal 2004. The decrease was due to decreased borrowing levels, decreased interest rates under new and amended loan agreements and decreased interest expense attributable to the issuance of warrants required under loan agreements. Interest expense related to the issuance of warrants was $8,223 in fiscal 2004 and $20,152 in fiscal 2003.

As of June 30, 2004, the Company had available income tax operating loss carry-forwards of approximately $8,300,000 that can be used to offset future taxable income. The Company has recorded a valuation allowance against all benefits associated with net operating loss carry-forwards as it is more likely than not that they will not ultimately be realized.

Financial Condition, Liquidity and Capital Resources
From February 2000, to June 2003, the Company had a revolving credit facility with its President and major shareholder, William S. Sadler. In June 2003, Mr. Sadler died unexpectedly and his Estate assumed his interest in the loan. At the time of Mr. Sadler’s death the revolving credit facility had a maximum lending limit of $1,500,000 and was due September 30, 2003. In July 2003, the Company received $500,000 as beneficiary of a life insurance policy on Mr. Sadler that was used to pay down the loan. In September 2003, the personal representatives of the Estate of William S. Sadler (Estate) agreed to extend the loan to November 30, 2003, but decreased the loan limit to $1,000,000.

On November 5, 2003, the personal representatives of the Estate signed an agreement with the Company agreeing to substantially reduce the amount of the loan upon the signing of other agreements between the Company, the Estate, and an outside investor, which agreements were signed on April 7, 2004.

On November 5, 2003, an outside investor, Terry L. Myhre, signed an agreement obligating the investor to execute various loan documents to extend to the Company a revolving line of credit of $450,000 for one year at 5% per annum. The agreement included an option for the investor to accept repayment of the loan in Company common shares at a price of $1.50 per share. As additional consideration for the line of credit the investor was to receive warrants with a seven-year life to purchase 100,000 of Company common shares at an exercise price of ten cents per share. Both the Company and the outside investor agreed to complete the execution of the loan documents by the earliest possible date. The actual documents were completed on April 7, 2004. The line of credit expires April 7, 2005. The value of the warrants, using the Black-Scholes method of determining warrant value, was $32,931, and is being amortized over the term of the loan. As of June 30, 2004, $170,000 of borrowings were outstanding under the line of credit.

On March 30, 2004 the Company owned manufacturing facility located in Eau Claire, Wisconsin was sold. Approximately $448,000 of the proceeds from the sale of the manufacturing facility were applied against the loan to the Estate, leaving a balance on the loan of approximately $552,000. The Estate held a mortgage on the Eau Claire facility.

On April 7, 2004, upon the signing of additional agreements, the November 5, 2003 loan agreement amendment was implemented, resulting in the loan balance of approximately $552,000 being reduced to $150,000, a reduction of $402,000. The November 5, 2003 loan agreement amendment implemented on April 7, 2004 also required the Estate to change the interest rate to 5% per annum from the former rate of prime plus 3%, to extend the term of the loan to November 30, 2008, and required the Company to replace warrants held by the Estate to purchase 365,094 shares of Company common stock with a weighted average exercise price of $0.32 per share with a new warrant to purchase 385,000 shares of common stock at $0.05 per share. As of June 30, 2004, $150,000 of borrowings were outstanding under the line of credit.

On September 27, 2004 Mr. Myhre executed an agreement which increased the line of credit to $1,000,000 and extended the due date to November 1, 2005. The Company agreed to issue warrants to Mr. Myhre to purchase shares of Company common stock at a price of $1.50 per share, one warrant for every $4 borrowed by the Company in excess of $450,000. As of June 30, 2004, $170,000 of borrowings were outstanding under the credit line.

Company management believes that cash on hand and available under the lines of credit of $1,150,000 is sufficient to enable the Company to operate in fiscal 2005.

Commitments and Contingencies
Headquarter facilities, office equipment, and computer equipment are leased under non-cancelable operating leases. Minimum future obligations on these operating leases and amounts owing under the revolving credit facility, at June 30, 2004, are as follows:

Contractual Obligation payments due by period

	1 Year	2-3 Years	4-5 years	Over 5 Years	Total

Operating leases	$107,767	$44,650	$ –	$ –	$152,417

Revolving credit facility	170,000	–	–	–	170,000
(Line of Credit)

Long term debt to an affiliated party	–	–	150,000	–	150,000

Total	$277,767	$44,650	$150,000	$ –	$472,417

Cash Flows

Fiscal 2004
Cash flows from operating activities include a net loss for the year of $793,000. Non cash revenues and expenses reduced the effect of the net loss by approximately $142,000. Changes in operating assets and liabilities resulted in a net increase in cash of $204,000, and reflect a decline in sales.

Cash flows from investing activities include proceeds of $500,000 from a life insurance policy on the former president, which was used to reduce debt to the estate of the former president. Proceeds from the sale of property, plant and equipment of $452,000 included $448,000 received on the sale of the Eau Claire, Wisconsin manufacturing facility. Expenditures for property and equipment, primarily computers and software, used $16,000 in cash.

Cash flows from financing activities include the sale of stock, the exercise of stock warrants, and the exercise of stock options, totaling $386,000. During fiscal 2004 payments on loans totaled $1,448,000 and new borrowings totaled $805,000.

Cash and cash equivalents increased by $232,000.

Fiscal 2003
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

Assets Held for Sale — Assets held for sale are carried at the lower of their carrying value or fair value less estimated selling costs. Depreciation on assets held for sale is discontinued. If the assets are not sold within a reasonable time period, they will be reclassified as held and used and recorded at the lower of (a) the carrying value of the assets before being classified as held for sale, adjusted for depreciation expense that would have been recognized had the assets been continually classified as held and used or (b) the fair value on the date the assets are reclassified as held and used.

Accounting Pronouncements
In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Effective July 1, 2003, the Company adopted SFAS No. 150. The adoption of this standard did not impact the Company’s financial position or results of operations.

In December 2003, the FASB issued FASB Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities. This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation provides guidance in evaluating multiple economic interests in an entity and in determining the primary beneficiary. FIN 46R is effective for the Company for the first reporting period ending after December 15, 2004. The adoption of FIN 46R is not expected to have an effect on the Company’s financial statements.

In May 2003, Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables, was finalized. This issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which codifies and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with EITF No. 00-21. The adoption of these standards did not impact the Company’s financial position or results of operations.

Quantitative and Qualitative Disclosures About Market Risk:
The Company believes that its revenues and results of operations have not been significantly affected by inflation during the two years ended June 30, 2004.

The Company’s transactions are denominated in U.S. dollars. For this reason the Company does not have significant exposure to foreign exchange rate fluctuations.

Risk Factors:

Our operations are subject to a number of risks, including but not limited to those described below. If any of the following risks actually occur, the business, financial condition and/or operating results of our Company could be materially adversely affected.

We cannot assure you that the video signage market will become viable or grow at a rate that will allow us to achieve profitability.

Growth in demand for and acceptance of video signage systems is highly uncertain. We cannot assure you that this market will become viable or, if it becomes viable, that it will grow at a rate that will allow us to achieve profitability. The market for these systems has only recently begun to develop and is now evolving rapidly. We believe that many of our potential customers are not fully aware of the benefits of video signage systems. However, it is possible that these solutions will never achieve market acceptance or not to the extent anticipated.

We have no operating history in the video signage industry and the fact that we operate in an emerging industry exposes us to risks that may affect our ability to execute our business model.

We have revised our business plan and started offering our services as a provider for video signage systems in 2003. Except for sales made to four test sites and one installation in Oregon, we have not yet had any sales of signage systems. Our business model is new and continues to evolve. In the future, we may revise our pricing models, and our cost model for our licenses of third-party software applications and other third-party supplies and services may also evolve. Changes in our anticipated business and financial model could materially impact our ability to become profitable in the future. You must consider these facts as well as the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Some of the risks and difficulties relate to our potential inability to:

•	acquire customers;
•	reduce costs associated with the delivery of services to our customers;
•	acquire or license third-party software applications at a reasonable cost or at a cost structure beneficial to us;
•	integrate successfully software and equipment we purchase from our suppliers;
•	continue to offer new services that complement our existing offerings;
•	increase awareness of our brand; and
•	maintain our current, and develop new, strategic relationships.

We cannot assure you that we will successfully address these risks or difficulties. If we fail to address any of these risks or difficulties adequately, we will likely be unable to execute our business model

The market acceptance of our products is critical to our growth.

We intend to generate revenue from the design, installation and maintenance of video signage systems. The market acceptance of our products is therefore critical to our growth. We continue to spend a significant amount of time and resources improving existing and developing new products, and on marketing our products. We are making these significant time and resource expenditures in advance of any prospect of a revenue stream under our new business plan. If our customers do not accept our video signage products and purchase them, then our revenue, cash flow, operating results and/or stock price would be negatively impacted.

We may lose business to larger and better-financed competitors.

A number of entities offer digital signage systems, and new competitors may enter the market in the future. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Some of our competitors may also be able to provide customers with additional benefits at lower overall costs in an effort to increase market share. We cannot be sure that we will be able to match product offerings of our competitors. These competitors and other companies may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements, which arrangements may increase our competitors’ ability to address customer needs with their product and service offerings. There may be consolidation in the market for our products that could lead to increased price competition and other forms of competition that could cause our business to suffer.

We have not generated any significant revenues under our new business plan and, because we expect that for the foreseeable future our investment in our business will be greater than our revenues, we expect that we will continue to incur significant operating losses and negative cash flow, and we may never be profitable.

We have spent significant funds to date to develop and refine our video signage systems and related service and to develop our sales and marketing resources. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. Furthermore, we continue to operate on the basis of negative working capital. As of June 30, 2004, our current liabilities exceeded our current assets by approximately $16,000.

We expect to continue to invest significantly in research and development of our product offerings. We also plan to spend significant funds to promote our Company and our services. In addition, we expect to continue to incur significant fixed and other costs associated with customer acquisitions and with the implementation and configuration of signage systems for customers. As a result of all of these factors, to achieve operating profitability, we will need to develop our customer base and attain a level of costs of providing services, including the costs of any licensed technology, that is compatible with profitability. We cannot assure you that we will be able to generate any revenues or increase our operating efficiencies in this manner.

We will need additional financing to fund our operations, which financing may not be available to us on favorable terms or at all, in which event our operations may be adversely affected.

We will need additional capital to fund our operations. We may receive some funds upon exercise of some or all of the warrants that we distributed beginning August 20, 2004 as a warrant dividend to our shareholders of record on June 30, 2004. Our success will depend upon our ability to effectively market and sell our existing products, develop and commercialize new products, meet the demands of our customers, respond quickly to changes in our market and control expenses and cash usage. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities, develop or enhance products and services or otherwise respond to competitive pressures would be significantly limited.

In connection with further efforts to raise capital or obtain additional financing, we may be obligated to issue additional shares of our common stock or warrants or other rights to acquire common stock on terms that will result in dilution to existing shareholders or place restrictions on operations. We may also be unsuccessful in obtaining additional equity capital or financing on any terms, in which event our operations or relations with creditors may be adversely affected.

Our dependence on subcontractors and sole or limited source suppliers may prevent us from delivering an acceptable product on a timely basis and could result in disruption of our operations.

We intend to rely on subcontractors to manufacture, install and maintain our systems and we anticipate that we will depend on single or limited source suppliers for some of our purchases. Our reliance on subcontractors will reduce the level of control we have and will expose us to significant risks such as inadequate capacity, late delivery, substandard quality and high costs, all of which would adversely affect our business.

If a supplier were to become unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply. If we were unable to obtain these components in a timely fashion, we may not be able to meet demands. We believe that we would be able to find alternative solutions if supplies were unavailable from any of our current sole source suppliers. This may take time and the disruption would adversely affect our results of operations.

Some shareholders exercise significant voting control over our Company, which may give them substantial influence over our affairs.

The Estate of our late chief executive officer beneficially owns approximately 11.8% and one individual investor owns about 19.6% of our outstanding common stock. These shareholders are able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control or our Company. These actions may be taken even if they are opposed by our other shareholders.

Our success depends on our ability to attract and retain key personnel.

Our future success will depend substantially on the continued services and performance of our senior management and other key personnel. We have relatively few senior personnel. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate technical, managerial and sales personnel. Competition for such personnel is intense, and we cannot assure that we will succeed in attracting and retaining such personnel. Our failure to attract and retain the necessary technical, managerial and sales personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

Third parties may claim that we are infringing upon their intellectual property and we could suffer significant litigation costs, licensing expenses or be prevented from selling our products.

Intellectual property rights are uncertain and involve complex legal and factual questions. We may be unknowingly infringing upon the intellectual property rights of others and may be liable for that infringement, which could result in significant liability for us. If we were to become involved in a dispute regarding intellectual property, we may become involved in legal proceedings. These types of proceedings may be costly and time-consuming for us, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, obtain licenses, modify certain of our products or processes, or stop making or using particular products or processes. Similarly, changing our products or processes to avoid infringing upon the rights of others may be costly or impractical.

Item 7.   FINANCIAL STATEMENTS

The financial statements of the Company are included (with an index listing all such statements) in a separate financial section at the end of this Annual Report on Form 10-KSB.

Item 8.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8A.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

All information required to be reported on a Form 8-K has been reported on a Form 8-K.

Part III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item is incorporated by reference to the information contained under the headings “Election of Directors”, “Executive Officers”, “Section 16(a) Reporting Compliance” and “Code of Ethics” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 28, 2004.

Item 10.   EXECUTIVE AND DIRECTOR COMPENSATION

The information required by this item is incorporated by reference to the information contained under the heading “Executive Compensation” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 28, 2004.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information contained under the heading “Principal Shareholders and Management Shareholdings” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 28, 2004, which information is incorporated herein.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information contained under the heading “Certain Transactions and Business Relationships” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 28, 2004, which information is incorporated herein.

All future transactions with officers, directors or 5% shareholders of the Company are to be on terms no less favorable then could be obtained from an unaffiliated third party and must be approved by a majority of the directors including the majority of the disinterested directors.

Item 13.   EXHIBITS

See “Exhibit Index” following the financial statements in this Form 10-KSB.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information contained under the heading “Independent Public Accountants” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 28, 2004, which information is incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOTRONIX, INC.
Date: October 11, 2004	By	/s/ Kurt T. Sadler

Kurt T. Sadler, President

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature

October 11, 2004	By	/s/ Kurt T. Sadler

Kurt T. Sadler, President (principal executive officer & director)

October 11, 2004	By	/s/ Robert V. Kling

Robert V. Kling, Chief Financial Officer & Treasurer (principal financial and principal accounting officer)

October 11, 2004	By	/s/ Ray L. Bergeson

Ray L. Bergeson, Director

October 11, 2004	By	/s/ L. Daniel Kuechenmeister

L. Daniel Kuechenmeister, Director

DOTRONIX, INC.

Index to Financial Statements

Report of independent registered public accounting firm
Balance sheets
Statements of operations
Statements of stockholders’ equity (deficit)
Statements of cash flows
Notes to financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Dotronix, Inc.
New Brighton, Minnesota

We have audited the accompanying balance sheets of Dotronix, Inc. as of June 30, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dotronix, Inc. as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota

August 11, 2004, except for the last paragraph of Note B, as to which the date is September 27, 2004.

DOTRONIX, INC.
BALANCE SHEETS
JUNE 30, 2004 BALANCE SHEET

	June 30

CURRENT ASSETS:	2004	2003

Cash and cash equivalents	$245,030	$13,519
Accounts receivable, less allowance for doubtful
accounts of $3,000 and $7,600 respectively	32,406	149,839
Life insurance proceeds receivable	—	500,000
Inventories	203,553	404,591
Prepaid expenses	39,598	11,776

TOTAL CURRENT ASSETS	520,587	1,079,725
PROPERTY AND EQUIPMENT	61,752	102,690
ASSETS HELD FOR SALE	—	537,397

TOTAL ASSETS	$582,339	$1,719,812

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Revolving loan payable to a related party	$170,000	$1,365,375
Accounts payable	108,012	153,841
Salaries, wages and payroll taxes	46,524	59,650
Other accrued liabilities	14,325	33,664
Current portion - deferred gain of sale of building
to a related party	47,613	47,613

TOTAL CURRENT LIABILITIES	386,474	1,660,143
LONG TERM DEBT TO AN AFFILIATED PARTY	150,000	—
DEFERRED GAIN ON SALE OF BUILDING
TO A RELATED PARTY	182,516	230,130

TOTAL LIABILITIES	718,990	1,890,273

STOCKHOLDERS’ DEFICIT:
Common stock, $.05 par value, 12,000,000 shares
authorized, 5,578,241 and 4,180,341 shares issued
and outstanding, respectively	278,912	209,017
Additional paid-in capital	11,698,190	10,941,146
Accumulated deficit	(12,113,753)	(11,320,624)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(136,651)	(170,461)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$582,339	$1,719,812

See notes to financial statements.

DOTRONIX, INC.
STATEMENTS OF OPERATIONS

	Years ended June 30

	2004	2003

REVENUES	$1,054,002	$1,683,795

COST OF SALES	641,055	1,679,065

GROSS MARGIN	412,947	4,730

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	1,061,910	1,609,296

LOSS FROM OPERATIONS	(648,963)	(1,604,566)

OTHER INCOME AND (EXPENSE)
Interest expense	(51,671)	(96,117)
Loss on sale of property, plant, and equipment	(92,495)	—
Life insurance proceeds	—	500,000

	(144,166)	403,883

NET LOSS	$(793,129)	$(1,200,683)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.18)	$(0.29)

AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	4,322,665	4,171,699

See notes to financial statements.

DOTRONIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit

	Shares	Amount			Total

BALANCES AT
June 30, 2002	4,172,841	$208,642	$10,922,201	$(10,119,941)	$1,010,902

Common stock issued	7,500	375	645	—	1,020

Warrants issued	—	—	18,300	—	18,300

Net loss	—	—	—	(1,200,683)	(1,200,683)

BALANCES AT
June 30, 2003	4,180,341	209,017	10,941,146	(11,320,624)	(170,461)

Common stock sold	400,000	20,000	80,000	—	100,000

Common stock issued for services	8,900	445	5,405	—	5,850

Options exercised	107,500	5,375	53,150	—	58,525

Warrants issued for loan reduction	—	—	402,133	—	402,133

Warrants issued for line of credit	—	—	32,931	—	32,931

Warrants exercised	881,500	44,075	183,425	—	227,500

Net loss	—	—	—	(793,129)	(793,129)

BALANCES AT
June 30, 2004	5,578,241	$278,912	$11,698,190	$(12,113,753)	$(136,651)

See notes to financial statements.

DOTRONIX, INC.
STATEMENTS OF CASH FLOWS

	Years ended June 30

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(793,129)	$(1,200,683)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	83,502	134,354
Amortization of loan facility fee	8,233	—
Loss on sale of property, plant and equipment	92,495	—
Deferred gain on sale of building	(47,614)	(47,613)
Stock compensation	5,850	19,320
Gain on life insurance	—	(500,000)
Changes in operating assets and liabilities:	—
Accounts receivable	117,433	219,323
Inventories	168,072	643,826
Prepaid expenses	(3,124)	(5,145)
Accounts payable and other accrued liabilities	(65,168)	37,384
Salaries, wages and payroll taxes	(13,126)	(18,583)

NET CASH USED IN OPERATING ACTIVITIES	(446,576)	(717,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	451,676	—
Purchases of property and equipment	(16,372)	(16,647)
Proceeds from life insurance	500,000	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	935,304	(16,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving loans	805,393	2,590,976
Payments on revolving loans	(1,448,635)	(1,993,321)
Proceeds from sale of stock	386,025	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(257,217)	597,655

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	231,511	(136,809)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,519	150,328

CASH AND CASH EQUIVALENTS AT END OF YEAR	$245,030	$13,519

See notes to financial statements.

DOTRONIX, INC.
NOTES TO FINANCIAL STATEMENTS

Years ended June 30, 2004 and 2003

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business:
Dotronix, Inc. (the “Company”), founded in 1980, originally focused on designing, manufacturing and marketing cathode ray tube (“CRT”) displays. These displays were typically sold to original equipment manufacturers (OEM) and display system integrators. As the OEM display business declined due to increased competition from other manufacturers and due to the introduction of several new display technologies, the Company discontinued certain product offerings and reduced its manufacturing resources.

The Company has responded to a growing interest in the replacement of printed signage with video display signage by developing and marketing fully integrated video display systems. Developments in computer operating speeds and software programs have made such systems technically capable of displaying full motion video at a reasonable cost. There are many benefits to employing these new fully electronic systems. Beta-site installations indicate that digital signage is effective in influencing buying decisions. Although initial installation costs are greater than for printed signage, the ongoing costs of making changes to the signage message is much lower, and these lower costs will continue for the life of the signage installation. Another benefit is the ease of making multi-location content changes quickly in response to changing market conditions from a central location. The Company has secured competitive pricing from reliable vendors for all of the elements that make up a digital signage system, including vendors of display devices, computers, software, digital content, and field installation and field service. There is no assurance that the above efforts will necessarily return the Company to profitability.

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

Credit and sales return policies:
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

Allowance for doubtful accounts:
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

Stock options:
The Company has elected to continue following the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company’s 2004 and 2003 net loss and loss per share would have been changed to the pro forma amounts below:

	Years ended June 30

	2004	2003

Net loss as reported	$(793,129)	$(1,200,683)
Deduct total stock-based employee compensation
expense determined under the fair value method	(4,600)	(9,000)

Pro forma net loss	$(797,729)	$(1,209,683)

Loss per common share:
Basic and diluted - as reported	$(0.18)	$(0.29)

Basic and diluted - pro forma	$(0.18)	$(0.29)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years ended June 30
	2004	2003
Dividend yield	None	None
Risk-free interest rate	2.80%	5.00%
Expected life	10 years	10 years
Expected volatility	496%	175%

Fair value of financial instruments:
Cash, receivables, revolving debt, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest that are consistent with current market rates.

Inventories:
Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories consist of the following at June 30:

	2004	2003

Raw materials	$304,673	$362,820
Finished Goods	65,025	141,771

	369,698	504,591
Reserve for obsolencence	166,145	100,000

Inventories	$203,553	$404,591

Reserves for obsolescence are established to reduce inventories to the lower of cost or market for estimated surplus and discontinued items. The amount of the reserves for obsolescence is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item. Because there is considerable uncertainty in the continuation of current sales trends, additional reserves may be required if revenues remain at current levels, or continue to decline in future periods.

Property and equipment:
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of twenty-five years for buildings and improvements, five years for laboratory equipment and office furniture and fixtures and three years for transportation equipment. Data processing hardware and software is being depreciated over two to five years.

Assets held for sale:
Assets held for sale are carried at the lower of their carrying value or fair value less estimated selling costs. Depreciation on assets held for sale is discontinued. If the assets are not sold within a reasonable time period, they will be reclassified as held and used and recorded at the lower of (a) the carrying value of the assets before being classified as held for sale, adjusted for depreciation expense that would have been recognized had the assets been continually classified as held and used or (b) the fair value on the date the assets are reclassified as held and used.

Recognition of revenue:
The Company recognizes revenue when title of the goods passes to the customer.

Research and development:
Selling, general and administrative expenses include research and development costs of approximately $37,000 and $131,000 for the years ended June 30, 2004, and 2003, respectively.

Loss per common share:
Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. Because of the net losses in fiscal 2004, and 2003, all stock options and warrants, totaling 83,728 and 466,480 for the years ended June 30, 2004 and 2003, respectively, have an anti-dilutive effect and have been excluded from loss per common share calculations.

Accounting pronouncements:
In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Effective July 1, 2003, the Company adopted SFAS No. 150. The adoption of this standard did not impact the Company financial position or results of operations.

In December 2003, the FASB issued FASB Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities. This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation provides guidance in evaluating multiple economic interests in an entity and in determining the primary beneficiary. FIN 46R is effective for the Company for the first reporting period ending after December 15, 2004. The adoption of FIN 46R is not expected to have an effect on the Company’s financial statements.

In May 2003, Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables, was finalized. This issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which codifies and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with EITF No. 00-21. The adoption of these standards did not impact the Company’s financial position or results of operations.

B.	FINANCING ARRANGEMENTS, MANAGEMENT PLANS, GOING CONCERN CONSIDERATIONS, AND CAPITAL OBLIGATIONS

Since the passing of William S. Sadler, the former President of Dotronix, Inc., in June 2003, the Company has been implementing a major re-organization of its operations and financial structure.

The Company incurred losses of $793,000 and $1.2 million in fiscal 2004 and 2003, respectively. The $1.2 million loss in fiscal 2003 includes $500,000 of income from life insurance proceeds collected on the death of the Company President in June 2003. In addition, the Company operations used approximately $447,000 of cash in fiscal 2004 and used approximately $718,000 of cash in fiscal 2003. Although the Company has made significant progress in reducing its cash requirements through reductions in manufacturing capacity and personnel, it will continue to need external borrowings until the operations improve.

From February 2000 to June 2003, the Company had a revolving credit facility with its President and major shareholder, William S. Sadler. In June 2003, Mr. Sadler died unexpectedly and the Estate of William S. Sadler (Estate) assumed his interest in the loan. At the time of Mr. Sadler’s death the revolving credit facility had a maximum lending limit of $1,500,000 and was due September 30, 2003. In July 2003, the Company received $500,000 as beneficiary of a life insurance policy on Mr. Sadler that was used to pay down the loan. In September 2003, the personal representatives of the Estate agreed to extend the loan to November 30, 2003, but decreased the loan limit to $1,000,000.

On November 5, 2003, the personal representatives of the Estate signed an agreement with the Company to substantially reduce the amount of the loan upon the signing of other agreements between the Company, the Estate, and an outside investor (Investor), which agreements were signed on April 7, 2004.

On November 5, 2003, the Investor signed an agreement obligating the Investor to execute various loan documents to extend to the Company a revolving line of credit of $450,000 for one year at 5% per annum. The agreement included an option for the Investor to accept repayment of the loan in Company common shares at a price of $1.50 per share. As additional consideration for the line of credit the Investor was to receive warrants with a seven-year term to purchase 100,000 of Company common shares at an exercise price of ten cents ($0.10) per share. Both the Company and the Investor agreed to complete the execution of the loan documents by the earliest possible date. The actual documents were completed on April 7, 2004. The line of credit expires April 7, 2005. The value of the warrants, using the Black-Scholes method of determining warrant value, was $32,931, and is being amortized over the term of the loan. As of June 30, 2004, $170,000 of borrowings were outstanding under the line of credit.

On March 30, 2004, the Company owned manufacturing facility located in Eau Claire, Wisconsin was sold. Approximately $448,000 of the proceeds from the sale of the manufacturing facility were applied against the loan to the Estate, leaving a balance on the loan of approximately $552,000. The Estate held a mortgage on the Eau Claire facility.

On April 7, 2004, upon the signing of additional agreements, the November 5, 2003 loan agreement amendment was implemented, resulting in the loan balance of approximately $552,000 being reduced to $150,000, a reduction of $402,000. The November 5, 2003 loan agreement amendment, implemented on April 7, 2004, also required the Estate to change the interest rate to 5% per annum from the former rate of prime plus 3%, to extend the term of the loan to November 30, 2008, and required the Company to replace warrants held by the Estate to purchase 365,094 shares of

Company common stock with a new warrant to purchase 385,000 shares of common stock. The Estate has the option to convert the loan to Company common stock at a price of $1.00 per share at any time. As of June 30, 2004, $150,000 of borrowings were outstanding under the line of credit.

In February 2004, the Company retained the services of an investment banking company to assist in raising funds through equity financing. On March 16, 2004, the Board of Directors of Dotronix, Inc. declared a warrant dividend subject to a filing with the Securities and Exchange Commission (SEC). On June 2, 2004, the Company filed a Registration Statement on Form SB-2, covering the issuance of the warrants to be distributed as a warrant dividend and the shares of common stock underlying such warrants, as well as the resale of the securities sold to six accredited investors in February of 2004 and shares underlying a warrant issued to the Estate. The Registration Statement was declared effective on August 12, 2004, and the distribution of the warrant dividend to shareholders of record on June 30, 2004 began on August 20, 2004.

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

During fiscal 2004, the Company reduced the number of full time employees from 16 to 12 (approximately 25%). During fiscal 2003, the Company reduced the number of full time employees from 27 to 16 (approximately 41%). Selling, general and administrative costs declined by approximately $500,000, or 31% in fiscal 2004 and approximately $281,000, or 15% in fiscal 2003. The Company continues to monitor costs.

The Company has made progress in developing its new business plan to create a strong presence in the electronic digital signage industry. It has hired key sales personnel and established relationships with a major electronics company that gives the Company access to state of the art software, a crucial element of electronic digital signage. The digital signage industry is in an early stage of development, and there is no assurance that the Company will be successful in executing its new business plan.

On September 27, 2004 the Investor executed an agreement which increased the line of credit to $1,000,000 and extended the due date to November 1, 2005. The Company agreed to issue warrants to the Investor to purchase shares of Company common stock at $1.50 per share, one warrant for every $4 borrowed by the Company in excess of $450,000. Company management believes that cash on hand and available under the lines of credit of $1,150,000 is sufficient to enable the Company to operate in fiscal 2005.

C.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30
	2004	2003
Building improvements	$46,791	$46,791
Machinery and laboratory equipment	2,710,548	3,397,469
Office furniture and fixtures	251,656	819,742
Data processing equipment	606,309	725,739

	3,615,304	4,989,741
Less accumulated depreciation	3,553,552	4,887,051

	$61,752	$102,690

D.	COMMITMENTS

Leases:
Warehouse facilities, office equipment, computer equipment and vehicles are leased under non-cancelable operating leases. Minimum future obligations on these operating leases at June 30, 2004, (Note H) are as follows:

Year ending June 30:
2005	$107,000
2006	45,000

$152,000

Total operating lease and rent expense for the Company for the years ended June 30, 2004 and 2003 was $91,000 and $178,000, respectively.

Employment Agreements:
As of September 2003, Kurt T. Sadler and Robert V. Kling were employed under employment contracts approved by the Board of Directors, which expire June 30, 2006. Mr. Sadler’s and Mr. Kling’s employment agreements provides for a monthly base salary of not less than $6,650 and $6,500 respectively, that are adjusted annually at the same rate as the average annual salary adjustment of all of the Company’s employees. Each will receive a bonus of 3% of the Company’s quarterly pre-tax earnings if such earnings exceed $50,000 but are below $89,999. If the Company’s quarterly pre-tax earnings equal or exceed $90,000, each will receive 5% of such earnings. Mr. Sadler and Mr. Kling were each granted stock options to purchase 50,000 shares of common stock, with a vesting schedule that provided options to purchase12,500 shares of common stock would vest every six months, until the total had vested. The option price was the closing price of the stock on the day the option was granted, and the option will be for 10 years. If employment is terminated other than for cause, death or disability, or due to resignation, or either of their responsibilities are materially reduced without their agreement or they are required to relocate without their agreement, then each is entitled to a severance payment equal to his then current annual base salary, and to all unvested stock options.

E.	STOCKHOLDERS’ EQUITY

Options
The Company has an incentive stock option plan (1999 Employee Stock Incentive Plan) for employees for the granting of options to purchase up to 250,000 shares of the Company’s common stock. The options generally vest ratably over six months and expire in ten years. All options are granted at the closing market price on the date of grant. Options for 100,000 shares of common stock were granted under this plan in fiscal 2004 (Note D). No options were granted in fiscal 2003. Options outstanding and exercisable at June 30, 2004, total 1,728, which were granted under a previous plan (1989 Stock Option and Restricted Stock Plan) that expired September 11, 1999.

The Company also has a non-qualified stock option plan for non-employee directors (1999 Non-employee Director Stock Option and Stock Grant Plan) for the granting of options to non-employee Directors to purchase up to 100,000 shares of the Company’s common stock. Each non-employee director is automatically granted, on the first business day following the Company’s annual meeting, an option to purchase 2,500 shares of common stock. New directors receive an initial option grant to purchase 5,000 shares of common stock following the first board meeting at which such director is elected. The options vest six months from grant date and expire in ten years. All options are granted at the closing market price on the date of grant. No options were granted in fiscal 2004 and 7,500 options were granted in fiscal 2003. 28,500 options are outstanding at June 30, 2004, 2,500 of which were granted under the 1999 plan and 26,000 were granted under a previous plan (1991 Non-employee Director Stock Option Plan), that expired September 11, 1999.

In addition, each non-employee director is automatically granted, on the first business day following the Company’s annual meeting, 500 shares of common stock. No grant was made in fiscal 2004. Compensation expense of $120 was recorded related to these grants in 2003.

The weighted-average fair value of options granted was $4,600 and $9,000 for 2004 and 2003, respectively.

A summary of the status of the Company’s stock options is presented below:

	Years Ended June 30

	2004		2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	101,386	$1.08	111,264	$1.22
Granted	100,000	$0.38	7,500	$0.07
Exercised	(107,500)	$0.54	—	—
Canceled	(13,658)	$1.73	(17,378)	$1.52

Outstanding at end of year	80,228	$0.82	101,386	$1.08

Options exercisable at year end	30,228	$1.55	101,386	$1.08

The following table summarizes information about stock options outstanding at June 30, 2004:

Options		Remaining Contractual Life (Years)	Exercise Price

Outstanding	Exercisible

2,500	2500	5.5	$0.23
25,000	—	9.2	$0.36
25,000	—	4.2	$0.40
2,500	2500	3.4	$0.97
2,500	2500	4.4	$1.00
1,000	1000	1.2	$1.25
5,000	5000	0.4	$1.31
5,000	5000	2.4	$1.64
10,000	10000	1.4	$2.13
1,728	1728	1.0	$2.31

80,228	30,228	5.0	$0.82

Warrants
Warrants outstanding at the beginning of fiscal 2003, held by William S. Sadler, the President, major shareholder, and lender to the Company, entitled Mr. Sadler to purchase 202,825 shares of Company common stock. These warrants were issued under the terms of a loan agreement between the Mr. Sadler and the Company. That agreement required the Company to issue one warrant to purchase a share of Company common stock for every $4.00 lent to the Company under the loan agreement. In fiscal 2003, under the loan agreement, the Company issued warrants to purchase 162,269 shares of Company common stock to the Estate of William S. Sadler

(Estate) subsequent to his death. On June 30, 2003 the Estate held warrants to purchase 365,094 shares of Company common stock.

On November 5, 2003, the personnel representatives of the Estate amended the loan agreement between Mr. Sadler and the Company, and agreed to reduce the loan amount in exchange for the cancellation of the warrants to purchase 365,094 shares and the issuance of warrants to purchase 385,000 shares of Company common stock. This agreement was conditional on certain other agreements between the Company and an outside investor (Note B), which were completed on April 7, 2004.

On April 7, 2004, the Company cancelled the existing warrants to Mr. Sadler for the purchase of up to 365,094 shares of the Company’s common stock at exercise prices ranging from $0.085 to $0.60 per share, and issued a new warrant to the Estate to purchase 385,000 shares of common stock at an exercise price of $0.05 per share in consideration for the reduction of a loan between the Company and the Estate of $402,133, from $552,133 to $150,000. On June 11, 2004, the Estate exercised the warrant to purchase 385,000 shares of common stock.

On April 7, 2004, the Investor signed an agreement to provide a credit line of up to $450,000 to the Company. In consideration for the credit line, the Company issued to the Investor a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.10 per share. On June 30, 2004, the Investor exercised the warrant to purchase 100,000 shares of common stock. Prepaid loan fees were recorded for the value of the warrants, $33,000, and are being amortized over the term of the agreement.

On February 19, 2004 several non-affiliated parties executed agreements to purchase 400,000 shares of Company common stock and 400,000 warrants to purchase common stock at $0.50 per share, for a cost of $0.25 for each share and warrant. As of June 30, 2004, 396,500 warrants were exercised.

As of June 30, 2004, there were 3,500 warrants outstanding that expire January 31, 2009.

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

A reconciliation of the Company’s income tax provision based on a statutory federal income tax rate of 35% to the Company’s effective rate is as follows:

	Years Ended June 30

	2004	2003

Computed tax benefit at:
Federal tax rate	$(278,000)	$(420,000)
State tax rate net of federal benefit	(10,000)	(11,000)
Change in valuation allowance	276,000	451,000
Permanent and other differences	12,000	(20,000)

Provision (benefit)	$—	$—

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company’s assets and liabilities and are comprised of the following:

	June 30, 2004	June 30, 2003

Net operating loss carryforward	$3,651,000	$3,357,000
Inventories	71,000	51,000
Tax credit carryforward	82,000	93,000
Sales leaseback gain	64,000	81,000
Accrued liabilities	11,000	16,000
Depreciation	(40,000)	(39,000)
Other	(5,000)	(1,000)
Valuation allowance	(3,834,000)	(3,558,000)

At June 30, 2004, the Company has federal income tax net operating loss carryforwards of approximately $10,000,000 that will expire in 2009 through 2024 and for Minnesota income tax net operating loss carryforwards of $2,500,000 that will expire through 2019. Future utilization of loss carryforwards could be limited under Internal Revenue Code Section 382 if there are significant changes in ownership. The Company also has general business tax credit carryforwards of approximately $82,000 that will expire through 2007 and $11,000 of alternative minimum tax credit carryforwards that will not expire.

G.	SEGMENT, GEOGRAPHIC INFORMATION AND CONCENTRATIONS OF CREDIT RISK

The Company continues to operate in one business segment, display devices, even though the types of displays offered include purchased products and non-CRT based products. Revenues located in geographic regions are summarized as follows:

	Years ended June 30

	2004	2003

United States	$979,410	$1,582,370
Foreign	74,592	101,425

	$1,054,002	$1,683,795

The Company does not have assets outside of the United States.

In fiscal 2004, the Company had one customer (Customer A) that generated revenues of 10% or greater of total annual revenues. In fiscal 2003 the Company had one customer (Customer B) that generated revenues of 10% or greater of total annual revenues. The Company’s top five customers generated 38% of revenues and fiscal 2004 and 30% of revenues if fiscal 2003.

	2004	2003
Customer A	24%	0%
Customer B	1%	12%
Top 5 Customers	38%	30%

At June 30, 2004, three customers represented 76% of accounts receivable. At June 30, 2003, eleven customers represented 77% of accounts receivable.

The Company is susceptible to various risks due to the nature of its business, including customer-requested delays in shipments or cancellation of certain orders.

H.	RELATED-PARTY TRANSACTIONS

During 1999, the Company sold its headquarters in New Brighton, Minnesota to the former president, who was also a major stockholder of the Company, for the net proceeds of $559,000, that resulted in a net gain of $476,000. Simultaneously with the closing of the sale, the Company entered into an operating lease with the president whereby the Company will occupy the building through April 2009. As a result, the gain was deferred and is being amortized over the term of the lease. On April 7, 2004 the lease was amended to grant the Company an option to cancel the lease with twelve months notice. Monthly rental payments are $6,100 through April 2004. From May 2004 to April 2009, monthly rent is subject to adjustment if the cost of funds to the buyer has increased since the date of purchase. The current interest rate environment is less than in 1999, and no adjustment is required. The lease agreement has two five-year options. In addition to the rental amounts described above, the Company is responsible for all other costs, fees, expenses and other charges that may arise.

The Company also leased manufacturing and warehousing facilities from a company that was owned by the former president of the Company. For fiscal 2004 and 2003, the Company incurred approximately $0 and $121,000, respectively, for rental of these manufacturing and warehousing facilities.

Lease commitments as of June 30, 2004 (Note D) include $98,000 of obligations to the Estate of the former president of the Company.

Additional loan and stock transactions between the Company and related parties are described in Note B.

I.	RETIREMENT PLANS

The Company has a 401(k) retirement plan for all employees who elect to participate once certain eligibility requirements are met. Each eligible employee may elect to defer 1% to 25% of his or her compensation. In November 2001, the Company contributions to the plan were discontinued.

J.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow activities are as follows:

	Year ended June 30

	2004	2003

Cash paid during the year for:
Interest	$51,670	$96,117
Income taxes	1,976	2,061

Noncash investing and financing activities:

Stock issued for services	5,850	19,320
Warrants issued to the Estate of William S. Sadler
for debt reduction	402,133	—
Warrants issued to the Investor for granting of a
line of credit	32,931	—

Dotronix, Inc.
Exhibit Index
Annual report on Form 10-KSB
For year ended June 30, 2004

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1988).

3.2	Bylaws of the Company as amended through January 12, 2004.

4.1	Specimen certificate representing the Company’s Common Stock (incorporated by reference to exhibit 3(a) to Amendment No. 2 to the Company's Registration Statement on Form S-18, File No. 2-71333C).

10.2	Amendment of Lease for land and building located at 50 Cleveland Avenue S.E., New Brighton, Minnesota (incorporated by reference to exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1993).

10.3	Sale and leaseback of corporate headquarters located at 160 First Street S.E. New Brighton, Minnesota (incorporated by reference to exhibit 10a (Building purchase agreement, and exhibit 10b (Building lease agreement) on Form 10-QSB for the quarter ended March 31, 1999).

10.4	Loan and security agreements by and between the Company and William S. Sadler, dated February 23, 2000 (incorporated by reference to exhibit 10.1 on Form 10-QSB for the quarter ended March 31, 2000).

10.5*	1999 Employee Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed October 28, 1999).

10.6*	1999 Non-employee Director Stock Option and Stock Grant Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement filed October 28, 1999).

10.7	Agreement to extend and amend loan and security agreement between the Company and William S. Sadler, dated September 27, 2002 (incorporated by reference to exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002).

10.8	Fourth Amendment to loan and security agreement between the Company and the Estate of William S. Sadler dated August 27, 2003 (incorporated by reference to exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003).

10.9	Fourth Extension and Amendment of Mortgage between the Company and the Estate of William S. Sadler dated August 27, 2003 (incorporated by reference to exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003).

10.10	Fourth Extension and Amendment of Secured Promissory Note between the Company and the Estate of William S. Sadler dated August 27, 2003 (incorporated by reference to exhibit 10.10 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003).

10.11*	Employment agreement of Kurt T. Sadler, dated September 8, 2003 (incorporated by reference to exhibit 10.11 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003).

10.12*	Employment agreement of Robert V. Kling, dated September 8, 2003 (incorporated by reference to exhibit 10.12 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003).

10.13	Agreement to extend and amend loan and security agreement between the Company and the Estate of William S. Sadler, dated November 5, 2003 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.14	Option agreement and agreement to amend lease between the Company, the Estate of William S. Sadler, Minnesota River Aviation, Inc. and Terry L. Myhre, dated November 5, 2003 (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.15	Agreement to loan funds between the Company and Terry L. Myhre, dated November 5, 2003 (incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.16*	Amendment to September 8, 2003 employment agreement with Kurt T. Sadler dated November 17, 2003 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.17*	Amendment to September 8, 2003 employment agreement with Robert V. Kling, dated November 17, 2003 (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.18	Amendment No.1 to Agreement to extend and amend Loan and Security Agreement of November 5, 2003, between the Company and the Estate of William S. Sadler, dated April 7, 2004 (incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.19	Warrant to the Estate of William S. Sadler to purchase 385,000 shares of Dotronix Common Stock at $0.05 per share, dated April 7, 2004 (incorporated by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.20	Registration Rights Agreement between the Company and the Estate of William S. Sadler, dated April 7, 2004 (incorporated by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.21	Loan Agreement between the Company and Terry L. Myhre, dated April 7, 2004 (incorporated by reference to exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.22	Security Agreement made and entered into by the Company in favor of Terry L. Myhre, dated April 7, 2004 (incorporated by reference to exhibit 10.7 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.23	Subordination Agreement made and given by the Estate of William S. Sadler in favor of Terry L. Myhre, dated April 7, 2004 (incorporated by reference to exhibit 10.8 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.24	Promissory Note in the principal amount of $450,000 from the Company to Terry L. Myhre, dated April 7, 2004 (incorporated by reference to exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.25	Warrant to Terry L. Myhre to purchase 100,000 shares of Dotronix Common Stock at $0.10 per share, dated April 7, 2004 (incorporated by reference to exhibit 10.10 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.26	Option Agreement between Terry L. Myhre, the Estate of William S. Sadler and Minnesota River Aviation, Inc., dated April 7, 2004 (incorporated by reference to exhibit 10.11 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.27	First Amendment to Lease between the Estate of William S. Sadler and the Company, dated April 7, 2004 (incorporated by reference to exhibit 10.12 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.28	Amendment dated September 27, 2004 to Loan Agreement dated April 7, 2004 between Dotronix, Inc. and Terry L. Myhre (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 29, 2004).

10.29*	Amendment dated June 20, 2004 to 1999 Non-employee Director Stock Option and Stock Grant Plan.

23.1	Consent of Lurie Besikof Lapidus & Company, LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB