Form 10QSB
period 2004-09-30
DOTRONIX INC
filed 2004-11-15
CIK 351809

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2004	Commission File No. 0-9996

DOTRONIX, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1387074

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 First Street, SE, New Brighton, MN 55112

(Address of principal executive offices)

651-633-1742

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES       X                      NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 12, 2004
Common stock, par value $ .05 per share	5,612,741 shares

Transitional Small Business Disclosure Format (Check One)   YES               NO     X

DOTRONIX, INC.
INDEX

Part I – Financial Information

Item 1. Condensed Financial Statements (Unaudited)

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 3. Controls and Procedures

Part II – Other Information

Item 6. Exhibits

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

DOTRONIX, INC.
CONDENSED BALANCE SHEETS

	September 30 2004	June 30 2004
	(UNAUDITED)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$9,326	$245,030
Accounts receivable, less allowance
for doubtful accounts of $3,000 and $3,900, respectively	59,129	32,406
Inventories	169,027	203,553
Prepaid expenses	63,522	39,598

TOTAL CURRENT ASSETS	301,004	520,587
PROPERTY AND EQUIPMENT	64,044	61,752

TOTAL ASSETS	$365,048	$582,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
CURRENT LIABILITIES:
Accounts payable	86,346	108,012
Salaries, wages and payroll taxes	30,078	46,524
Other accrued liabilities	20,974	14,325
Current portion-deferred gain on sale of building
to a related party	47,613	47,613

TOTAL CURRENT LIABILITIES	185,011	216,474

LONG TERM LIABILITY TO A RELATED PARTY	150,000	150,000
REVOLVING LOAN PAYABLE TO A RELATED PARTY	170,000	170,000
DEFERRED GAIN ON SALE OF BUILDING
TO A RELATED PARTY	170,613	182,516

TOTAL LIABILITIES	675,624	718,990

STOCKHOLDERS’ DEFICIT:
Common stock, $.05 par value, 12,000,000 authorized,
5,612,741 and 5,578,241 shares issued and
outstanding, respectively	280,637	278,912
Additional paid-in capital	11,790,309	11,698,190
Unearned compensation	(42,390)	—
Accumulated deficit	(12,339,132)	(12,113,753)

TOTAL STOCKHOLDERS’ DEFICIT	(310,576)	(136,651)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$365,048	$582,339

See notes to condensed financial statements.

Note:   The balance sheet as of June 30, 2004 has been condensed from the audited financial statements.

DOTRONIX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30
	2004	2003
REVENUES	$283,542	$316,940

COST OF SALES	135,333	175,293

GROSS MARGIN	148,209	141,647

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	361,266	243,628

LOSS FROM OPERATIONS	(213,057)	(101,981)

INTEREST EXPENSE	12,322	19,241

NET LOSS	$(225,379)	$(121,222)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.04)	$(0.03)

AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING-BASIC AND DILUTED	5,591,368	4,180,341

See notes to condensed financial statements.

DOTRONIX, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended September 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(225,379)	$(121,222)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	9,479	19,294
Amortization of loan facility fee	8,232	—
Deferred gain on sale of building	(11,903)	(11,903)
Stock compensation	51,454	—
Changes in operating assets and liabilities:
Accounts receivable	(26,723)	46,649
Inventories	34,526	60,454
Prepaid expenses	(32,156)	(27,849)
Accounts payable and other accrued liabilities	(15,017)	31,974
Salaries, wages and payroll taxes	(16,446)	(3,037)

NET CASH USED IN OPERATING ACTIVITIES	(223,933)	(5,640)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,771)	—
Proceeds from life insurace	—	500,000

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,771)	500,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving loan	—	453,600
Repayments on revolving loan	—	(920,818)

NET CASH USED IN FINANCING ACTIVITIES	—	(467,218)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(235,704)	27,142

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	245,030	13,519

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,326	$40,661

See notes to condensed financial statements.

DOTRONIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

A.    Basis of Presentation

The condensed balance sheet as of September 30, 2004, the condensed statements of operations for the three month periods ended September 30, 2004 and 2003 and the condensed statements of cash flows for the three month periods ended September 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2004 and for the three month periods ended September 30, 2004 and 2003 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 2004.

B.    Stock Options

The Company uses the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123,“Accounting for Stock Based Compensation,” the Company’s 2004 and 2003 net loss and loss per share would have been changed to the pro forma amounts indicated below:

	Years ended September 30
	2004	2003
Net loss as reported	$(225,379)	$(121,222)
Deduct: Total stock-based employee compensation
expense determined under the fair value method	(1,107)	(2,125)

Pro forma net loss	$(226,486)	$(123,347)

Net loss per common share:
Basic and diluted – as reported	$(0.04)	$(0.03)

Basic and diluted – pro forma	$(0.04)	$(0.03)

C.    ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

Accounting Policies

Accounting estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Reserves for inventories represent significant management estimates. Actual results could differ from those estimates.

Cash equivalents – The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Credit and return policies – The Company has credit policies that establish specific criteria related to credit worthiness that its customers must meet prior to the shipment of product to the customer. The Company periodically makes limited and selective exceptions to its policy of not shipping to customers with overdue balances when the particular customer has met specific criteria that are indicative of such customers’ ability to pay their past due and future balances.

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

Allowance for doubtful accounts – An allowance is established for estimated uncollectible accounts receivable. The required allowance is determined by reviewing customer accounts and making estimates of amounts that may be uncollectible. Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business and economic conditions, and other relevant facts and circumstances. Unexpected changes in the aforementioned factors would result in materially different amounts.

Fair value of financial instruments – Cash, receivables, revolving debt, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest that are consistent with current market rates.

Property and equipment – Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of twenty-five years for buildings and improvements, five years for laboratory equipment and office furniture and fixtures and three years for transportation equipment. Data processing hardware and software is being depreciated over two to five years.

Inventory Valuation – Inventories are valued at the lower of cost (first-in, first out method) or market. Reserves for obsolescence are established to reduce inventories to the lower of cost or market for estimated surplus and discontinued items. The amount of the reserves for obsolescence is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item. Because there is considerable uncertainty in the continuation of current sales trends, additional inventory write-downs may be required if revenues remain at current levels, or continue to decline in future periods.

Recognition of revenue – The Company recognizes revenue when title of the goods passes to the customer.

Research and development – Selling, general and administrative expenses include research and development costs which are expensed as incurred.

Loss per common share – Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. All stock options and warrants have been excluded from loss per common share calculations as they are anit-dilutive.

Accounting Pronouncements

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since the passing of William S. Sadler, the founder and former President of Dotronix, Inc., in June 2003, the Company has developed strategies to move from a business that manufactures cathode ray tube based display devices toward a business that designs and builds electronic digital signage systems, with an emphasis on computer software and visual media creation. In support of these strategies the Company is also implementing major changes in its operating and financial structure.

From February 2000 to June 2003, the Company had a revolving credit facility with its President and major shareholder, William S. Sadler. In June 2003, Mr. Sadler died unexpectedly and the Estate of William S Sadler (Estate) assumed his interest in the loan. At the time of Mr. Sadler’s death the revolving credit facility had a balance of approximately $1,460,000. As of September 30, 2004, $150,000 of borrowings were outstanding under the line of credit (the maximum amount available) and are due November 30, 2008.

On April 7, 2004 the Company entered into an agreement with a third party investor (Investor) regarding a revolving line of credit of $450,000 for one year at 5% per annum. The agreement included an option for the Investor to accept repayment of the loan in Company common stock at a price of $1.50 per share. As additional consideration for the line of credit the Investor was to receive warrants with a seven-year term to purchase 100,000 shares of Company common stock at an exercise price of $0.10 per share. The value of the warrants, using the Black-Scholes method of determining warrant value, was $32,931, and is being amortized over the term of the loan. An amendment to the agreement dated September 27, 2004 increased the line of credit to $1,000,000 and extended the due date of the revolving credit line to November 1, 2005. The Company agreed to issue one warrant to purchase Company common stock at $1.50 per share to the Investor for every $4 borrowed by the Company in excess of $450,000. No warrants have been issued as borrowings have not exceeded $450,000. As of September 30, 2004, $170,000 of borrowings were outstanding under the line of credit.

Company management believes that cash on hand and available under the combined lines of credit, of $1,150,000, is sufficient to enable the Company to operate in fiscal 2005.

In February 2004, the Company retained the services of an investment banking company to assist in raising funds through equity financing. On March 16, 2004, the Board of Directors of Dotronix, Inc. declared a warrant dividend. The distribution of the warrant dividend to shareholders of record on June 30, 2004 began on August 20, 2004. Three year warrants to purchase up to 4,183,680 shares of Company common stock at prices ranging from $2.50 per share to $7.50 per share were distributed. To date no warrants have been exercised.

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

RESULTS OF OPERATIONS
Revenue decreased by $33,398 or 11% for the three months ended September 30, 2004 compared to the prior year. The decrease in fiscal 2004 was caused by the continuing decline in demand for the Company’s manufactured products, primarily cathode ray tube based monochrome and color monitors. The Company’s efforts to market electronic digital signage systems has not produced significant revenues.

Gross margin percentage for the quarter ended September 30, 2004 was 52% compared to 45% for the same quarter ended September 30, 2003. The improvement was due to the closing of the Eau Claire facility in January 2003, which greatly reduced manufacturing overhead costs.

Selling, general, and administrative expenses increased by $117,638 or 48% in the quarter ended September 30, 2004, when compared to the prior year. The increase was due to costs associated with the registration and issuance of a Company common stock warrant dividend to shareholders of record on June 30, 2004 of approximately $61,000, stock grants to directors of approximately $9,000, and stock grants to employees in lieu of merit increases for fiscal 2005 of approximately $42,000.

Interest expense decreased by $6,919, or 36% during the three month period ended September 30, 2004 compared to the same period of the prior year, due to decreased borrowings and lower interest rates due to renegotiation of terms on the Company’s lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of September 30, 2004 was $9,326, a decrease of $235,704 from cash and equivalents as of June 30, 2004. During this period, the net cash used in operating activities amounted to $223,933, of which approximately $61,000 was used in the issuance and registration of common stock warrants and $11,771 was used to purchase test software and hardware for the electronic digital signage product line.

COMMITMENTS AND CONTINGENCIES

Headquarter facilities, office equipment, and computer equipment are leased under non-cancelable operating leases. Minimum future obligations on these operating leases and amounts owing under the revolving credit facility, at September 30, 2004, are as follows:

Contractual obligation payments due by period:

	1 Year	2-3 Years	4-5 years	Over 5 Years	Total

Operating leases	$104,922	$37,900	$—	$—	$142,822

Revolving credit facility		170,000	—	—	$170,000
(Line of Credit)

Long term debt to an affiliated party	—	—	150,000	—	150,000

Total	$104,922	$207,900	$150,000	$—	$462,822

CRITICAL ACCOUNTING POLICIES

Credit and return policies – The Company has credit policies that establish specific criteria related to credit worthiness that its customers must meet prior to the shipment of product to the customer. The Company periodically makes limited and selective exceptions to its policy of not shipping to customers with overdue balances when the particular customer has met specific criteria that are indicative of such customers’ ability to pay their past due and future balances.

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

Inventory Valuation – Inventories are valued at the lower of cost (first-in, first out method) or market. Reserves for obsolescence are established to reduce inventories to the lower of cost or market for estimated surplus and discontinued items. The amount of the reserves for obsolescence is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item. Because there is considerable uncertainty in the continuation of current sales trends, additional inventory write-downs may be required if revenues remain at current levels, or continue to decline in future periods.

Allowance for Doubtful Accounts – An allowance is established for estimated uncollectible accounts receivable. The required allowance is determined by reviewing customer accounts and making estimates of amounts that may be uncollectible. Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business and economic conditions, and other relevant facts and circumstances. Unexpected changes in the aforementioned factors would result in materially different amounts.

Recognition of Revenue – The Company recognizes revenue when title of the goods passes to the customer.

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

PART II – OTHER INFORMATION

Item 6.   Exhibits

See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dotronix, Inc.
Date: November 12, 2004	By:	/s/ Kurt T. Sadler

Kurt T. Sadler, President (Principal Executive Officer)
	By:	/s/ Robert V. Kling

Robert V. Kling Chief Financial Officer (Principal Financial and Accounting Officer)

DOTRONIX, INC.
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED SEPTEMBER 30, 2004

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith