Form 10QSB
period 2004-12-31
DOTRONIX INC
filed 2005-02-22
CIK 351809

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2004	Commission File No. 0-9996

DOTRONIX, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1387074

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES       X                      NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 19, 2005
Common stock, par value $ .05 per share	5,613,741 shares

Transitional Small Business Disclosure Format (Check One)   YES               NO     X

DOTRONIX, INC.
INDEX

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

Part II – Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

DOTRONIX, INC.
CONDENSED BALANCE SHEETS

ASSETS:	DECEMBER 31 2004	June 30 2004
	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$12,814	$245,030
Accounts receivable, less allowance
for doubtful accounts of $3,900 and $3,000, respectively	31,299	32,406
Inventories	120,713	203,553
Prepaid expenses	64,579	39,598

TOTAL CURRENT ASSETS	229,405	520,587

PROPERTY AND EQUIPMENT	63,558	61,752

TOTAL ASSETS	$292,963	$582,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
CURRENT LIABILITIES:
Revolving loan payable to a related party	$414,000	$—
Accounts payable	170,287	108,012
Accrued salaries, wages and payroll taxes	18,498	46,524
Other accrued liabilities	15,988	14,325
Current portion-deferred gain on sale of building
to a related party	47,613	47,613

TOTAL CURRENT LIABILITIES	666,386	216,474

LONG TERM LIABILITY TO A RELATED PARTY	150,000	150,000
REVOLVING LOAN PAYABLE TO A RELATED PARTY	—	170,000
DEFERRED GAIN ON SALE OF BUILDING
TO A RELATED PARTY	158,709	182,516

TOTAL LIABILITIES	975,095	718,990

STOCKHOLDERS’ DEFICIT:
Common stock, $.05 par value, 12,000,000 authorized,
5,613,741 and 5,578,241 shares issued and
outstanding, respectively	280,687	278,912
Additional paid-in capital	11,791,210	11,698,190
Unearned compensation	(21,195)	—
Accumulated deficit	(12,732,834)	(12,113,753)

TOTAL STOCKHOLDERS’ DEFICIT	(682,132)	(136,651)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$292,963	$582,339

See notes to condensed financial statements.

Note:   The balance sheet as of June 30, 2004 has been condensed from the audited financial statements.

DOTRONIX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31		Six months ended December 31
	2004	2003	2004	2003
REVENUES	$116,196	$194,741	$399,738	$511,681

COST OF SALES	167,576	85,020	302,910	260,313

GROSS MARGIN	(51,380)	109,721	96,828	251,368

SELLING, GENERAL, AND
ADMINISTRATIVE EXPENSE	330,693	263,106	691,960	506,734

LOSS FROM OPERATIONS	(382,073)	(153,385)	(595,132)	(255,366)

INTEREST EXPENSE	11,628	18,231	23,949	37,472

NET LOSS	$(393,701)	$(171,616)	$(619,081)	$(292,838)

NET LOSS PER COMMON SHARE –
BASIC AND DILUTED	$(0.07)	$(0.04)	$(0.11)	$(0.07)

AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING – BASIC AND DILUTED	5,612,991	4,180,341	5,602,180	4,180,341

See notes to condensed financial statements.

DOTRONIX, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended December 31
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(619,081)	$(292,838)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	20,390	37,696
Life insurance proceeds receivable	—	500,000
Deferred gain on sale of building	(23,806)	(23,807)
Stock compensation	73,600	—
Changes in operating assets and liabilities:
Accounts receivable	1,107	97,864
Inventories	82,840	(1,433)
Prepaid expenses	(24,981)	(28,235)
Accounts payable and other accrued liabilities	63,938	70,214
Salaries, wages and payroll taxes	(28,026)	(38,439)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(454,019)	321,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,197)	(2,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving loan	244,000	695,393
Repayments on revolving loan	—	(1,000,768)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	244,000	(305,375)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(232,216)	13,133

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	245,030	13,519

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,814	$26,652

	$12,814	$26,652

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

A.   Basis of Presentation

The condensed balance sheet as of December 31, 2004, the condensed statements of operations for the three and six month periods ended December 31, 2004 and 2003 and the condensed statements of cash flows for the six month periods ended December 31, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2004 and for the three and six month periods ended December 30, 2004 and 2003 presented herein have been made.

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

B.   Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In late December 2004 an investor who provided the Company with a line of credit informed the Company that he would no longer advance funds under the line. No funds have been advanced since January 13, 2005. On January 28, 2005 the Company undertook a temporay layoff of most of its employees. If the Company is unsuccessful in obtaining additional financing in the near future, the Company will be forced to cease operations. These matters raise substantial uncertainty that the Company will be able to continue as a going concern. The condensed financial statements do not include any adjustments that may result from this uncertainty.

C.   Stock Options

The Company uses the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s 2004 and 2003 net loss and net loss per share would not have been materially different.

D.   ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

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

Loss per common share – Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. All stock options and warrants have been excluded from net loss per common share calculations as they are anti-dilutive.

Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities. This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation provides guidance in evaluating multiple economic interests in an entity and in determining the primary beneficiary. FIN 46R is effective for the Company for the first reporting period ending after December 15, 2004. The adoption of FIN 46R had no effect on the Company’s financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has attempted to develop strategies to move from a business that manufactures cathode ray tube (CRT) based display devices toward a business that designs and builds electronic digital signage systems, with an emphasis on computer software and visual media creation. In support of these strategies the Company has also implemented major changes in its operating and financial structure. The Company has been unsuccessful in generating significant revenues in the digital signage business, and the CRT based business has continued to decline.

From February 2000 to June 2003, the Company had a revolving credit facility with its President and major shareholder, William S. Sadler. In June 2003, Mr. Sadler died unexpectedly and the Estate of William S Sadler (Estate) assumed his interest in the loan. At the time of Mr. Sadler’s death the revolving credit facility had a balance of approximately $1,460,000. As of December 30, 2004, $150,000 of borrowings were outstanding under the line of credit (the maximum amount available) and are due November 30, 2008.

In February 2004, the Company retained the services of an investment banking company to assist in raising funds through equity financing. On March 16, 2004, the Board of Directors of Dotronix, Inc. declared a warrant dividend, the terms of which were based on advise of the investment banking company. The distribution of the warrant dividend to shareholders of record on June 30, 2004 began on August 20, 2004. Three year warrants to purchase up to 4,183,680 shares of Company common stock at prices ranging from $2.50 per share to $7.50 per share were distributed. To date no warrants have been exercised. Because of the financing problems described below, in January 2005 the Company suspended the registration statement filed with the SEC on Form SB-2 covering the warrant dividend, and currently no warrants may be exercised or transferred in reliance upon such registration statement.

On April 7, 2004 the Company entered into an agreement with a third party investor (Investor) regarding a revolving line of credit of $450,000 for one year at 5% annually. The agreement included an option for the Investor to accept repayment of the loan in Company common stock at a price of $1.50 per share. As additional consideration for the line of credit, the Investor was to receive warrants with a seven-year term to purchase 100,000 shares of Company common stock at an exercise price of $0.10 per share. The value of the warrants, using the Black-Scholes method of determining warrant value, was $32,931, and is being amortized over the term of the loan. An amendment to the agreement dated September 27, 2004, increased the line of credit to $1,000,000 and extended the due date of the revolving credit line to November 1, 2005. The Company agreed to issue one warrant to purchase Company common stock at $1.50 per share to the Investor for every $4 borrowed by the Company in excess of $450,000. As of the date of this filing, no warrants have been issued as borrowings have not exceeded $450,000.

In late December 2004 the Investor informed the Company that he was unwilling to provide additional financing under the line of credit. Funds were received on January 13, 2005, but funds requested subsequent to January 13 were not advanced. In a letter dated February 4, 2005, from the Investor’s attorney, the Investor offered a one time additional advance on the line of credit of $75,000 in exchange for a release of further obligations under the line of credit and a hold harmless agreement in favor of the Investor. The Company is not in violation of any covenants or conditions contained in the loan agreement between the Company and the Investor. The Company has consulted with its legal counsel and is examining various courses of action. As of December 31, 2004, $414,000 of borrowings were outstanding under the line of credit.

The Company is continuing discussions with outside investors regarding additional funding along with proposals for strategic transactions. There is no assurance that the Company will be successful in obtaining additional funds or completing strategic transaction that will generate funds for the Company. If the Company does not obtain additional financing, the Company will be forced to cease operations.

COMMON STOCK LISTING
The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “DOTX.”

RESULTS OF OPERATIONS
Revenue decreased by $78,545 or 40% for the three-month period ended December 31, 2004 and by $111,943 or 22% for the six-month period ended December 31, 2004, compared to the same periods in the prior year. The Company currently generates revenue primarily from the sale of cathode ray tube (CRT) based products and services. As CRT based products are in decline due to new technologies, and the installed base of CRT based products is diminishing, the number of units of CRT products sold or serviced has significantly declined.

The gross margin percentage for the three-month period ended December 31, 2004 was a negative 44% and a positive 24% for the six-month period ended December 31, 2004, compared to 56% and 49%, respectively, for the same periods ended December 31, 2003. The decline in gross margin percentage in both the three month period and the six month period is due to one time high margin sales in fiscal 2003, and substantial inventory write down charges due to the declining value of CRT based inventory of $95,000 for the three month period and $125,000 for the six month period.

Selling, general, and administrative expenses increased $67,587 or 26% in the three-month period ended December 31, 2004 and $185,226 or 37% in the six-month period ended December 31, 2004, when compared to the same periods of the prior year. The increase for both the three month and six month periods was due to costs associated with a common stock warrant dividend, stock grants to directors and employees in lieu of merit increases, and costs associated with the Company’s attempt to enter the digital signage market.

Interest expense decreased $6,603, or 36% during the three-month period ended December 31, 2004 and $13,523 or 36% during the six-month period ended December 31, 2004, compared to the same periods of the prior year. The decreased borrowings and lower interest rates were due to renegotiation of terms on the Company’s lines of credit.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents as of December 30, 2004 was $12,814, a decrease of $232,216 from cash and equivalents as of June 30, 2004. During this period, the net cash used in operating activities amounted to $454,019, consisting of a net loss of $619,081 reduced by non cash costs of $70,184 and changes in current assets and liabilities of $94,878. Operating costs associated with a warrant dividend registration and public company expenses totaled approximately $157,000. Approximately $22,200 was used to purchase demo software and hardware for the electronic digital signage product line.

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

PART II.   OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        The Annual Meeting of the Company’s shareholders was held on December 8, 2004.

        Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management’s nominees, and all nominees were elected.

        At the Annual Meeting a proposal to set the number of directors at three was adopted by a vote of 4,660,942 shares in favor, with 407,500 shares against, 8,681 shares abstaining, and no shares represented by broker non-votes.

        The nominees named below were elected director pursuant to the following votes, with no shares represented by broker non-votes:

Nominee	Number of Votes For	Number of Votes Withheld
Ray L. Bergeson	4,970,342	106,781
L. Daniel Kuechenmeister	4,970,342	106,781
Kurt T. Sadler	4,970,042	107,081

        The proposal to approve an increase in the number of shares reserved under the Company’s 1999 Stock Incentive Plan from 250,000 to 500,000 shares was approved by a vote of 2,559,640 shares in favor, with 211,837 shares against, 382,643 shares abstaining and 1,923,003 shares represented by broker non-votes.

        The proposal to approve and ratify selection of Lurie Besikof Lapidus & Company, LLP as the Company independent auditors for the current fiscal year was approved by a vote of 5,009,842 shares in favor, with 31,100 shares against, 36,181 shares abstaining and no shares represented by broker non-votes.

Item 6.   EXHIBITS

See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dotronix, Inc.
Date: February 19, 2005	By:	/s/ Kurt T. Sadler

Kurt T. Sadler, President (Principal Executive Officer)
	By:	/s/ Robert V. Kling

Robert V. Kling Chief Financial Officer (Principal Financial and Accounting Officer)

DOTRONIX, INC.
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED DECEMBER 31, 2004

10.1	Dotronix, Inc. 1999 Stock Incentive Plan, as amended, incorporated by reference to Appendix C to the Company’s definitive proxy statement filed October 28, 2004.**

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

**Management contract or compensatory plan or arrangement required to be filed as an exhibit.