Form 10QSB
period 2005-03-31
DOTRONIX INC
filed 2005-05-23
CIK 351809

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2005	Commission File No. 0-9996

DOTRONIX, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1387074
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 First Street, SE. New Brighton, MN 55112
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

YES X	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 20, 2005
Common stock, par value	5,613,141 shares
$.05 per share

Transitional Small Business Disclosure Format (Check One)   Yes                No     X

DOTRONIX, INC.
INDEX

Part I — Financial Information

Item 1. Financial Statements

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

Part II — Other Information

Item 6. Exhibits

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DOTRONIX, INC.
CONDENSED BALANCE SHEETS

ASSETS:	March 31 2005	June 30 2004

	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$25,437	$245,030
Accounts receivable, less allowance
for doubtful accounts of $1,000 and $3,000, respectively	6,724	32,406
Inventories	66,093	203,553
Prepaid expenses	35,480	39,598

TOTAL CURRENT ASSETS	133,734	520,587

PROPERTY AND EQUIPMENT	36,832	61,752

TOTAL ASSETS	$170,566	$582,339

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Revolving loan payable to a related party	$439,000	170,000
Accounts payable	238,106	108,012
Accrued salaries, wages and payroll taxes	35,398	46,524
Other accrued liabilities	20,974	14,325
Current portion-deferred gain on sale of building
to a related party	47,613	47,613

TOTAL CURRENT LIABILITIES	781,091	386,474

LONG TERM LIABILITY TO A RELATED PARTY	150,000	150,000
DEFERRED GAIN ON SALE OF BUILDING
TO A RELATED PARTY	146,807	182,516

TOTAL LIABILITIES	1,077,898	718,990

Common stock, $.05 par value, 12,000,000 authorized,
5,613,141 and 5,578,241 shares issued and
outstanding, respectively	280,657	278,912
Additional paid-in capital	11,789,530	11,698,190
Accumulated deficit	(12,977,519)	(12,113,753)

TOTAL STOCKHOLDERS' DEFICIT	(907,332)	(136,651)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$170,566	$582,339

See notes to condensed financial statements.

Note: The balance sheet as of June 30, 2004 has been condensed from the audited financial statements.

DOTRONIX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31		Nine months ended March 31

	2005	2004	2005	2004

REVENUES	$109,959	$347,175	$509,697	$858,857
COST OF SALES	99,472	196,795	402,382	457,108

GROSS MARGIN	10,487	150,380	107,315	401,749
SELLING, GENERAL, AND
ADMISTRATIVE EXPENSE	237,508	285,042	929,467	791,776

LOSS FROM OPERATIONS	(227,021)	(134,662)	(822,152)	(390,027)
INTEREST EXPENSE	17,664	2,086	41,614	39,558

NET LOSS	$(244,685)	$(136,748)	$(863,766)	$(429,585)

NET LOSS PER COMMON SHARE –
BASIC AND DILUTED	$(0.04)	$(0.03)	$(0.15)	$(0.10)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –
BASIC AND DILUTED	5,613,734	4,217,778	5,605,975	4,192,729

See notes to condensed financial statements.

DOTRONIX, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended March 31

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(863,766)	$(429,585)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	42,013	58,010
Life insurance proceeds receivable	—	500,000
Deferred gain on sale of building	(35,709)	(35,711)
Loss on sale of property and equipment	—	89,880
Stock compensation	93,085	8,320
Changes in operating assets and liabilities:
Accounts receivable	25,682	51,949
Inventories	137,460	73,317
Prepaid expenses	4,118	(33,787)
Accounts payable and accrued liabilities	125,617	24,924

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(471,500)	307,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,093)	(6,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on demand notes	269,000	135,000
Borrowings on revolving loan	—	635,393
Repayments on revolving loan	—	(1,000,768)
Sale of common stock	—	107,164

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	269,000	(123,211)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(219,593)	177,171

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	245,030	13,519

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,437	$190,690

See notes to condensed financial statements.

DOTRONIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company’s control. These factors include but are not limited to economic conditions generally and in the industries in which the Company’s customers participate; competition within the Company’s industry, including competition from much larger competitors; technological advances that could render the Company’s products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers’ product needs; price increases or supply limitations for components purchased by the Company for use in its products; availability of sufficient financing and delays, reductions, cancellations of orders previously placed with the Company, or uncertainties associated with the Company’s efforts to restructure itself and its operations.

A.	Basis of Presentation

The condensed balance sheet as of March 31, 2005, the condensed statements of operations for the three and nine month periods ended March 31, 2005 and 2004 and the condensed statements of cash flows for the nine month periods ended March 31, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2005 and for the three and nine month periods ended March 31, 2005 and 2004 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 2004.

B.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In late December 2004 an investor who provided the Company with a line of credit informed the Company that he would no longer advance funds under the line. No funds have been advanced since January 13, 2005. On January 28, 2005 the Company undertook a temporary layoff of most of its employees, and it is likely that most of the employees will be permanently laid off in the second calendar quarter.

Since January 2005, the Company has pursued discussions with creditors, stockholders, and others with an interest in the Company in an effort to devise a plan for resolving outstanding liabilities and obligations and restructure the Company and it operations. As a result of these discussions the Company is pursuing the following plan:

•	A group, which includes current officers of the Company (Group), will acquire from the Investor a portion of the line of credit obligation and the security interest in the Company’s assets.

•	The Investor will provide additional capital to the Company for administrative costs and working capital and cancel all of the remaining line of credit obligation for shares of the Company’s common stock.

•	The Company will settle outstanding notes payable to the Estate and the Company’s obligation under its facility lease, which is leased from the Estate, for shares of the Company’s common stock.

•	The Group will acquire the operating assets of the Company in lieu of foreclosure of the security interest underlying the portion of the line of credit obligation the Group acquired from the Investor, and assume the trade payables of the Company for shares of the Company’s common stock.

•	The Company will seek additional capital for common stock from a limited group of persons who are significant shareholders of the Company.

•	The Company will change its corporate domicile to Nevada and effect a two or three to one reverse split of the issued and outstanding common stock of the Company, and in connection with the transaction eliminate all of the outstanding warrants distributed in 2004.

There is no assurance the Company will be successful in implementing the steps of the plan described above, and the failure to achieve one of the steps could cause the entire plan to fail. Before the Company can resolve the situation, the plan may change significantly. If the Company cannot implement the plan or an effective variation of the plan, it is likely the Company would need to seek protection from creditors under the Federal bankruptcy code. However, if the Company can implement the plan or a reasonable variation, the result is that the Company will become a shell corporation with limited cash and no meaningful liabilities seeking a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

These matters raise substantial doubt that the Company will be able to continue as a going concern. The condensed financial statements do not include any adjustments that may result from this uncertainty.

C.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

Accounting Policies

Accounting estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Reserves for inventories represent significant management estimates. Actual results could differ from those estimates.

Cash equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Credit and return policies — The Company has credit policies that establish specific criteria related to credit worthiness that its customers must meet prior to the shipment of product to the customer. The Company periodically makes limited and selective exceptions to its policy of not shipping to customers with overdue balances when the particular customer has met specific criteria that are indicative of such customers’ ability to pay their past due and future balances.

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

Stock options — The Company uses the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s 2005 and 2004 net loss and net loss per share would not have been materially different.

Fair value of financial instruments — Cash, receivables, revolving debt, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest that are consistent with current market rates.

Property and equipment — Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of twenty-five years for buildings and improvements, five years for laboratory equipment and office furniture and fixtures and three years for transportation equipment. Data processing hardware and software is being depreciated over two to five years.

Inventory valuation – Inventories are valued at the lower of cost (first-in, first out method) or market. Reserves for obsolescence are established to reduce inventories to the lower of cost or market for estimated surplus and discontinued items. The amount of the reserves for obsolescence is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item. Because there is considerable uncertainty in the continuation of current operations, additional inventory write-downs may be required if revenues remain at current levels, or continue to decline in future periods.

Recognition of revenue — The Company recognizes revenue when title of the goods passes to the customer.

Research and development — Selling, general and administrative expenses include research and development costs which are expensed as incurred.

Loss per common share – Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. All stock options and warrants have been excluded from net loss per common share calculations as they are anit-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From February 2000 to June 2003, the Company had a revolving credit facility with its President and major shareholder, William S. Sadler. In June 2003, Mr. Sadler died unexpectedly and the Estate of William S Sadler (Estate) assumed his interest in the loan. At the time of Mr. Sadler’s death the revolving credit facility had a balance of approximately $1,460,000. As of March 31, 2005, $150,000 of borrowings were outstanding under the line of credit (the maximum amount available) and are due November 30, 2008.

In February 2004, the Company retained the services of an investment banking company to assist in raising funds through equity financing. On March 16, 2004, the Board of Directors of Dotronix, Inc. declared a warrant dividend, the terms of which were based on advise of the investment banking company. The distribution of the warrant dividend to shareholders of record on June 30, 2004 began on August 20, 2004. Three year warrants to purchase up to 4,183,680 shares of Company common stock at prices ranging from $2.50 per share to $7.50 per share were distributed. To date no warrants have been exercised. Because of the financing problems described below, in January 2005, the Company suspended the Registration Statement filed with the SEC on Form SB-2 covering the warrant dividend, and currently no warrants may be exercised or transferred in reliance upon such Registration Statement.

On April 7, 2004, the Company entered into an agreement with a third party investor (Investor) regarding a revolving line of credit of $450,000 for one year at 5% annually. The agreement included an option for the Investor to accept repayment of the loan in Company common stock at a price of $1.50 per share. As additional consideration for the line of credit, the Investor was to receive warrants with a seven-year term to purchase 100,000 shares of Company common stock at an exercise price of $0.10 per share. The value of the warrants, using the Black-Scholes method of determining warrant value, was $32,931, and is being amortized over the term of the loan. An amendment to the agreement dated September 27, 2004, increased the line of credit to $1,000,000 and extended the due date of the revolving credit line to November 1, 2005. The Company agreed to issue one warrant to purchase Company common stock at $1.50 per share to the Investor for every $4 borrowed by the Company in excess of $450,000. As of the date of this filing, no warrants have been issued as borrowings have not exceeded $450,000. The line of credit is collateralized by substantially all of the assets of the Company.

In December 2004, the Investor informed the Company that he was unwilling to provide additional financing under the line of credit. Funds were received on January 13, 2005, but funds requested subsequent to January 13 were not advanced. As of March 31, 2005, $439,000 of borrowings were outstanding under the line of credit.

Since January 2005, the Company has pursued discussions with creditors, stockholders, and others with an interest in the Company in an effort to devise a plan for resolving outstanding liabilities and obligations and restructure the Company and it operations. As a result of these discussions the Company is pursuing the following plan:

•	A group, which includes current officers of the Company (Group), will acquire from the Investor a portion of the line of credit obligation and the security interest in the Company’s assets.

•	The Investor will provide additional capital to the Company for administrative costs and working capital and cancel all of the remaining line of credit obligation for shares of the Company’s common stock.

•	The Company will settle outstanding notes payable to the Estate and the Company’s obligation under its facility lease, which is leased from the Estate, for shares of the Company’s common stock.

•	The Group will acquire the operating assets of the Company in lieu of foreclosure of the security interest underlying the portion of the line of credit obligation the Group acquired from the Investor, and assume the trade payables of the Company for shares of the Company’s common stock.

•	The Company will seek additional capital for common stock from a limited group of persons who are significant shareholders of the Company.

•	The Company will change its corporate domicile to Nevada and effect a two or three to one reverse split of the issued and outstanding common stock of the Company, and in connection with the transaction eliminate all of the outstanding warrants distributed in 2004.

There is no assurance the Company will be successful in implementing the steps of the plan described above, and the failure to achieve one of the steps could cause the entire plan to fail. Before the Company can resolve the situation, the plan may change significantly. If the Company cannot implement the plan or an effective variation of the plan, it is likely the Company would need to seek protection from creditors under the Federal bankruptcy code. However, if the Company can implement the plan or a reasonable variation, the result is that the Company will become a shell corporation with limited cash and no meaningful liabilities seeking a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

COMMON STOCK LISTING

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “DOTX”.

RESULTS OF OPERATIONS

Revenue decreased by $237,216 or 68% for the three-month period ended March 31, 2005 and by $349,160 or 41% for the nine-month period ended March 31, 2005, compared to the same periods in the prior year. The Company currently generates revenue primarily from the sale of cathode ray tube (CRT) based products and services. As CRT based products are in decline due to new technologies, and the installed base of CRT based products is diminishing, the number of units of CRT products sold or serviced continues to decline significantly. In addition, in December 2004 an outside investor informed the Company of his unwillingness to lend further funds to the Company and in January 2005 the Company laid off substantially all of its employees. Since June 2004 revenues have been minimal and the Company does not anticipate any significant increase in revenues in the future.

The gross margin percentage for the three-month period ended March 31, 2005 was 10% and 21% for the nine-month period ended March 31, 2005, compared to 43% and 47%, respectively, for the same periods ended March 31, 2004. The decline in gross margin percentage in both the three month period and the nine month period is due to one time high margin sales in the three month and nine month periods in fiscal 2004, and substantial inventory write down charges of $55,968 for the three month period and $180,968 for the nine month period of fiscal 2005 due to the declining value of CRT based inventory and business issues discussed above.

Selling, general, and administrative expenses decreased $47,535 or 17% in the three-month period ended March 31, 2005 and increased $137,691 or 17% in the nine-month period ended March 31, 2005, when compared to the same periods of the prior year. The decrease for the three-month period was due to the layoff of most of the employees in January 2005. The increase for the nine month periods was due to costs associated with a common stock warrant dividend, stock grants to directors, stock grants to employees in lieu of merit increases, and costs associated with the Company’s attempt to enter the digital signage market.

Interest expense increased $15,578 or 747% during the three-month period ended March 31, 2005 and $2,056 or 5% during the nine-month period ended March 31, 2005, compared to the same periods of the prior year. The increases were due to increased borrowings and to the amortization of costs associated with warrants to purchase Company common stock issued to an outside investor in September 2004 to secure an increase in a line of credit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31, 2005 was $25,437, a decrease of $219,593 from cash and equivalents as of June 30, 2004. During this period, the net cash used in operating activities amounted to $471,500 consisting of a net loss of $863,766 reduced by non-cash costs of $99,389 and changes in current assets and liabilities of $292,877. Approximately $17,000 was used to purchase demo software and hardware for the electronic digital signage product line.

The Company has sufficient cash to pay minimal operating expenses. Continuing operations and payment of creditors will depend on the success of the plans described in ITEM 2. above.

CRITICAL ACCOUNTING POLICIES

Credit and return policies — The Company has credit policies that establish specific criteria related to credit worthiness that its customers must meet prior to the shipment of product to the customer. The Company periodically makes limited and selective exceptions to its policy of not shipping to customers with overdue balances when the particular customer has met specific criteria that are indicative of such customers’ ability to pay their past due and future balances.

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

Inventory Valuation – Inventories are valued at the lower of cost (first-in, first out method) or market. Reserves for obsolescence are established to reduce inventories to the lower of cost or market for estimated surplus and discontinued items. The amount of the reserves for obsolescence is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item. Because there is considerable uncertainty in the continuation of current operations, additional inventory write-downs may be required if revenues remain at current levels, or continue to decline in future periods.

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

Dotronix, Inc.
Date: May 20, 2005	By: /s/ Kurt T. Sadler

Kurt T. Sadler President (Principal Executive Officer)

By: /s/ Robert V. Kling

Robert V. Kling Chief Financial Officer (Principal Financial and accounting Officer)

DOTRONIX, INC.
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED March 31, 2005

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