Form 10KSB
period 2005-06-30
DOTRONIX INC
filed 2005-10-13
CIK 351809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005, or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from _____ to _____

Commission File No. 0-9996

DOTRONIX, INC.
(Name of Small Business Issuer as specified in its charter)

MINNESOTA	41-1387074
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

160 FIRST STREET S.E, NEW BRIGHTON, MINNESOTA 55112-7894
(Address of principal executive offices)  (Zip Code)

Issuer’s Telephone Number: (651) 633-1742

Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Issuer's revenues for its most recent fiscal year:  $641,830.

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of October 7, 2005 was approximately $926,000 based upon the closing price of the Registrant’s Common Stock on such date.

There were 7,253,659 shares of Common Stock outstanding as of October 7, 2005.

Transitional Small Business Disclosure Format (check one). YES [  ] NO [X]

Part I

When used in this report, the words “may,” “will,” “expect,” “anticipate,”“continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings “Item 1. Description of Business,” and “Item 6. Management’s Discussion and Analysis or Plan of Operation,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s future financial condition or operations.

Item 1.  DESCRIPTION OF BUSINESS

Recent developments

Dotronix, Inc. (“Dotronix”or the “Company”), founded in 1980 as a Minnesota corporation, originally designed, manufactured and marketed cathode ray tube (“CRT”) displays. In recent years the Company has attempted to enter the electronic digital signage business without success. The Company has not been successful in returning to profitability, and since January 2005 has been engaged in the process of restructuring, including the elimination of outstanding debt obligations, discontinuance of its CRT business, and positioning the Company for participation in a new business venture yet to be identified.

On September 12, 2005 a “Settlement Agreement and Mutual Release” was executed between Dotronix and its principal creditor, Terry L. Myhre. Under the terms of the transaction Mr. Myhre advanced an additional $35,000 under the Loan Agreement originally dated April 7, 2004 and the parties terminated the agreement by converting all debt and accrued interest owed to him by Dotronix to common stock at a conversion price of $1.50 per share, or a total of 318,246 restricted shares of common stock, and the parties mutually released each other from all claims arising under the Loan Agreement or otherwise. In connection with the transaction, Mr. Myhre signed a Securities Purchase Agreement under which he agreed to purchase up to 26,667 additional restricted shares of common stock a $1.50 per share upon notification by the Company of its need for funds. All of the securities were sold in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933.

On September 16, 2005 a “Settlement Agreement and Mutual Release” was executed between the Company and the Estate of William S. Sadler, the former president and a major shareholder of the Company whereby the Estate agreed to convert all debt and accrued interest owed it by the Company to common stock at a conversion price of $1.00 per share, or a total of 156,040 restricted shares of common stock. In addition, the Estate agreed to release all obligations under the building lease between the Estate and the Company for 66,212 restricted shares of Company common stock. The Company and the Estate mutually released each other from all further claims. All of the securities were sold in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933.

Two of the officers of the Company, Kurt T. Sadler the president and Robert V. Kling the chief financial officer, formed a corporation under the name Dotronix Technology, Inc. (“DTI”). DTI purchased from Terry Myhre $12,000 of the secured debt owed by the Company to Mr. Myhre. On September 12, 2005, an agreement was executed between the Company and DTI whereby DTI acquired $83,749 of operating assets of the Company and assumed $71,838 of liabilities in lieu of foreclosure of the security interest held by DTI in the assets of the Company. The board of directors of the Company approved the transaction based on its determination that it allows the Company to dispose of assets that are no longer useful for the pursuit of a business with any meaningful future potential, relieves the Company of certain liabilities, and will enable the Company to seek a new business venture in which to participate in the future. In this regard, the settlement of debt with Terry Myhre described above was conditioned on the Company disposing of its assets and putting itself in the position where it could pursue other prospects.

In connection with the disposition of assets to DTI on September 12, 2005, the Employment Agreements between the Company Mr. Kurt T. Sadler, and Robert V. Kling, officers of the Company, were terminated. Mr. Sadler and Mr. Kling will continue to provide services for a limited time as the Company goes through the transition resulting from the transactions described above. In consideration for termination of their employment contracts Mr. Sadler and Mr. Kling will each receive a one time payment of $20,000 and an option to purchase 50,000 shares of Dotronix common stock at an exercise price of $0.21 per share for Mr. Kling and $0.23 for Mr. Sadler, that expire on September 12, 2009.

Dotronix intends to pursue as part of its restructuring a change in its corporate domicile to Nevada and a reduction in the outstanding common shares through a one-for-three reverse split.

As a result of the foregoing changes, the Company is no longer engaged in active business operations and is seeking a business venture in which to participate. The selection of a business venture in which to participate is complex and risky and will be made by Company management and directors in the exercise of their business judgment. There is no assurance that the Company will be able to identify and align itself with, through a merger or other types of business relationships, any business venture that will ultimately prove to be beneficial to the Company and its shareholders.

Selection of a business venture

The Company anticipates that in seeking a business venture in which to participate it will not engage in a general solicitation or advertising for such a business venture. It will rely on personal contacts of its officers, directors and major shareholders, as well as indirect associations between them and other business and professional people.

The Company may engage the services of a consulting or advisory firm to assist the Company with the search for a business venture in exchange for compensation that may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. No such consulting or advisory firms have been identified at this time.

The Company will not restrict its search to any particular business, industry, or geographical location. The Company may participate in a newly organized business venture or an established company.

Participation in a newly organized business or an existing business involves many kinds of risk. In many instances management of a newly organized business will not have proved its ability, the market for its product or services may not be established, and the profitability of the new business may be unproved and cannot be predicted accurately. If the Company participates in a more established firm, similar risks will be encountered.

The analysis of a businesses venture will be undertaken by or under the supervision of the officers and directors, with the assistance of consultants engaged for that purpose. In analyzing prospective businesses and companies, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

The decision to participate in a specific business may be based on management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will attempt to analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company’s control, including the availability of businesses, the time required for the Company and the specific business to complete their investigation and analysis of each other, the time required to prepare appropriate documents and agreements providing for the Company’s participation, and other circumstances.

Structure of a new business opportunity

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company’s directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company’s shareholders.

In connection with the structuring the terms of a new business in which the Company participates, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company’s common stock held by them at a significant premium over their original investment in the Company. It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of “restricted securities” held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company’s common stock that could result from substantial sales of such shares after the restrictions no longer apply. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company’s shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price, which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company’s securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called “tax-free” event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the “Code”). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20 percent of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company’s voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation hold 50 percent or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50 percent of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles ordinarily require that such a transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions that must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of the business after acquisition

The Company’s operation following its acquisition of a business is dependent on the nature of the business and the interest acquired. The Company’s management most likely will not operate the new business, and the quality of the management of the new business cannot be predicted at this time. It may additionally be expected that the new business entity will present and be subject to various risks like governmental regulation, competition and other risks that cannot be predicted at the present time.

Governmental regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject during the time form not until it becomes part of a new business. The use of assets and/or conduct of businesses in which the Company may become involved could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to become involved, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the involvement in such business a higher risk.

Competition

It is impossible to predict the competition, if any, to which the Company may be subject until it becomes part of a new business. Competing companies may have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business.

Employees

The Company currently has two employees, the executive officers. The officers will devote only such time to the affairs of the Company as they deem appropriate, and expect to resign from the Company in the near future. The Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any additional full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business.

Item 2.  DESCRIPTION OF PROPERTIES

The Company’s corporate offices and certain manufacturing operations are located in a building that is approximately 17,000 square feet in New Brighton, Minnesota. In fiscal 1999, the building was purchased from the Company by William S. Sadler, the former president and a major stockholder of the Company, and leased back by the Company. Rental payments were $6,100 per month. In September 2005 an agreement was signed between the Company and the Estate of William S. Sadler whereby the Estate released the Company for all obligations under the lease in consideration of receiving 66,212 restricted shares of Company common stock. The Company is currently renting office space on a month to month basis for $300 per month.

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

Fiscal Year Ended June 30, 2005	High	Low
First Quarter	$3.00	$1.85
Second Quarter	$2.45	$0.80
Third Quarter	$0.92	$0.40
Fourth Quarter	$0.53	$0.30

Fiscal Year Ended June 30, 2004	High	Low
First Quarter	$0.43	$0.03
Second Quarter	$0.85	$0.30
Third Quarter	$2.25	$0.55
Fourth Quarter	$3.10	$1.55

The Company has not paid dividends on its Common Stock and does not expect to pay cash dividends for the foreseeable future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company is no longer engaged in active business operations and is seeking a business venture in which to participate. The selection of a business venture in which to participate is complex and risky and will be made by Company management and directors in the exercise of their business judgment. There is no assurance that the Company will be able to identify and align itself with, through a merger or other types of business relationships, any business venture that will ultimately prove to be beneficial to the Company and its shareholders. See item 1 above “Description of Business” for a more complete discussion.

The Company’s current operating plan is to maintain the administrative and reporting requirements of a public company. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any business venture on favorable terms, if at all, or that it will be able to profitably manage the business venture it acquires.

At June 30, 2005, the Company had a working capital deficit of $866,300. In September 2005, the Company completed a restructuring of its principal debt and lease obligations by the issuance of restricted common stock. After the completion of these transactions the Company had working capital of approximately $1,500.

If the Company is unable to locate a business venture in which to participate, its working capital may be consumed in two or three months. Should that occur, management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for an infusion of capital, there are no assurances to that effect and, if the Company cannot obtain additional financing, its ability to continue as a going concern is doubtful.

Financial Condition, Liquidity and Capital Resources

On April 7, 2004, an outside investor, Terry L. Myhre, signed a Loan Agreement to extend to the Company a revolving line of credit of $450,000 for one year at 5% per annum. As of June 30, 2004, $170,000 of borrowings were outstanding under the line of credit.

On April 7, 2004, the Estate of William S. Sadler (“Estate”), the former president and a major shareholder of the Company signed an agreement which reduced a loan to the Company from $552,000 to $150,000, a reduction of $402,000. The interest rate was changed to a fixed 5% per annum and the term of the loan was extended to November 30, 2008. As part of the agreement the Company agreed to replace warrants held by the Estate to purchase 365,094 shares of Company common stock with a weighted average exercise price of $0.32 per share with a new warrant to purchase 385,000 shares of common stock at $0.05 per share. As of June 30, 2004, $150,000 of borrowings were outstanding under the loan.

On September 27, 2004, Mr. Myhre executed an agreement which increased the line of credit to $1,000,000 and extended the due date to November 1, 2005. The Company agreed to issue warrants to Mr. Myhre to purchase shares of Company common stock at a price of $1.50 per share, one warrant for every $4 borrowed by the Company in excess of $450,000.

In December 2004, Mr. Myhre informed the Company that he was unwilling to provide additional financing under the line of credit. Funds were received on January 13, 2005, but funds requested subsequent to January 13 were not advanced.

On June 14, 2005, Dotronix, Inc. completed the sale of 1,100,000 shares of restricted unregistered common stock at a price of $0.15 per share or a total of $148,500 net of offering expenses, to a group of four investors.

As of June 30, 2005, $439,000 of borrowings were outstanding under the line of credit with Mr. Myhre and $150,000 of borrowings were outstanding under the loan from the Estate of William S. Sadler.

On September 12, 2005, a “Settlement Agreement and Mutual Release” was executed between Dotronix, Inc. and its principal creditor, Terry L. Myhre. Under the terms of the transaction, Mr. Myhre advanced an additional $35,000 under the Loan Agreement originally dated April 7,

2004 and the parties terminated the agreement by converting all debt and accrued interest owed to him by Dotronix to common stock at a conversion price of $1.50 per share, or a total of 318,246 restricted shares of common stock, and the parties mutually released each other from all claims arising under the Loan Agreement or otherwise. In connection with the transaction, Mr. Myhre signed a Securities Purchase Agreement under which he agreed to purchase up to 26,667 additional restricted shares of common stock a $1.50 per share upon notification by the Company of its need for funds. All of the securities were sold in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933.

On September 16, 2005 a “Settlement Agreement and Mutual Release” was executed between the Company and the Estate of William S. Sadler whereby the Estate agreed to convert all debt and accrued interest owed it by the Company to common stock at a conversion price of $1.00 per share, or a total of 156,040 restricted shares. In addition, the Estate agreed to release all obligations under a lease between the Estate and the Company for 66,212 restricted shares of Company common stock. The Company and the Estate mutually released each other from all further claims. All of the securities were sold in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933.

Two of the officers of the Company, Kurt T. Sadler, the president and Robert V. Kling, the chief financial officer, formed a corporation under the name Dotronix Technology, Inc. (“DTI”). DTI purchased from Terry Myhre $12,000 of the secured debt owed by the Company to Mr. Myhre. On September 12, 2005, an agreement was executed between the Company and DTI whereby DTI acquired $83,749 of operating assets of the Company and assumed $71,838 of liabilities in lieu of foreclosure of the security interest held by DTI in the assets of the Company. The board of directors of the Company approved the transaction based on its determination that it allows the Company to dispose of assets that are no longer useful for the pursuit of a business with any meaningful future potential, relieves the Company of certain liabilities, and will enable the Company to seek a new business venture in which to participate in the future. In this regard, the settlement of debt with Terry Myhre described above was conditioned on the Company disposing of its assets and putting itself in the position where it could pursue other prospects.

Commitments and Contingencies

The Company’s obligations were settled by agreements executed in September 2005 under which the creditors accepted Company restricted common stock for outstanding obligations. The Company has no contractual obligations after the execution of these agreements.

Prior Operations

The following discussion of results of operations, cash flows and market risks pertains to the electronic display business that Dotronix disposed of in September 2005. The discussion is provided for historical purposes and is not otherwise meaningful with respect to any business operation that Dotronix may pursue in the future, if any.

Results of operations

The Company’s revenues decreased by $412,172, or 39% during the fiscal year ended June 30, 2005, from the preceding fiscal year. The decrease was a continuation of the downward trend in the use of CRT based displays, which was accelerated by the layoff of substantially all of its employees in January 2005. Since January 2005 the Company has engaged efforts to restructure the Company, and wind down its operations, which ceased in September 2005.

The gross margin percentage decreased from 39% in fiscal 2004 to 20% in fiscal year 2005. The decline in gross margin percentage is due to one time high margin sales in fiscal 2004, and substantial inventory write down charges in fiscal 2005 attributed to the winding down of operations in fiscal 2005.

Selling, general, and administrative expenses increased by $42,445, or 4%. Costs associated with the registration of a warrant dividend to shareholders (which was not successful in raising any funds for the Company), stock grants to directors in lieu of stock option grants, stock grants to employees in lieu of wage and salary increases, and costs associated with developing and marketing of digital signage products contributed to the increase, which was partially offset by a decrease in personnel costs due to the January 2005 layoff of employees.

Interest expense decreased $3,222 or 6% during fiscal year 2005 compared to the prior year. The decrease was the net result of increased borrowings and to the reduction of amortization costs associated with warrants to purchase Company common stock issued to an outside investor in September 2004 to secure an increase in a line of credit.

Cash Flows

Fiscal 2005

Cash flows from operating activities include a net loss for the year of $928,000. Non- cash revenues and expenses reduced the effect of the net loss by approximately $95,000. Changes in operating assets and liabilities resulted in a net increase in cash of $195,000.

Cash flows from investing activities included proceeds from the sale of property and equipment of $16,000. Expenditures for property and equipment, primarily computers and software, used $22,000 in cash.

Cash flows from financing activities included the sale of stock totaling $148,500. During fiscal 2005 there were no payments on loans and new borrowings totaled $269,000.

Cash and cash equivalents decreased by $227,000.

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

Quantitative and Qualitative Disclosures About Market Risk:

The Company believes that its revenues and results of operations have not been significantly affected by inflation during the two years ended June 30, 2005.

The Company’s transactions are denominated in U.S. dollars. For this reason the Company does not have significant exposure to foreign exchange rate fluctuations.

Critical accounting policies

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

Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective July 1, 2005. The adoption of SFAS No. 151 is not expected to impact our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company effective July 1, 2005. The adoption of SFAS No. 153 is not expected to impact our financial statements.

The FASB issued SFAS No. 123(R), Share-Based Payment, in December 2004, which will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows companies to implement SFAS No. 123(R) at the beginning of their fiscal year that begins after June 15, 2005. Under the new rule, SFAS No. 123(R) will become effective for us on July 1, 2005. We have not yet determined the impact of SFAS 123(R).

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The layoff of substantially all employees in January 2005 did affect the ability of the Company to provide for segregation of duties. The administrative and accounting personnel laid off in January were engaged on a part time basis as independent contractors to perform the duties they had performed as employees. In addition, the transaction level of the Company was greatly reduced because of the layoff of all sales personnel. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

All information required to be reported on a Form 8-K has been reported on a Form 8-K.

Part III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors of the Company

The executive officers and directors of the Company are as follows:

Name	Age	Position

Kurt T. Sadler Robert V. Kling L. Daniel Kuechenmeister Craig S. Laughlin	43 63 75 55	President Chief Financial Officer Director Director

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

L. Daniel Kuechenmeister has been a director of the Company since 1994. Mr. Kuechenmeister was employed by Honeywell, Inc. in various management positions from 1956 through 1990. From 1984 until his retirement in 1990 he was Manager of Contracts for the Inertial Components Business Area. Since his retirement he has consulted in the areas of contract negotiations and utilities auditing and taught classes in government contract negotiations as an adjunct professor at the University of St. Thomas, St. Paul, Minnesota. Mr. Kuechenmeister holds a B.A. degree from the University of Minnesota.

Craig S. Laughlin has been a director of the Company since June 2005. Mr. Laughlin is the founder, in 1991, and President of SRC Funding, Inc., which provides consulting services on corporate structure and finance.  Mr. Laughlin has been a consultant in the areas of corporate structure and finance since 1986. Mr. Laughlin has served as a director or officer in several publicly traded companies, including Gold Standard Medical, Inc., Shallbetter Industries, Inc., Century Controls International, Inc., Future Technologies, Inc., and SimplaGene USA, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of copies of such reports and written representations from the Company’s executive officers and directors, and greater than ten-percent beneficial owners, the Company believes that its executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2005, with the following exceptions.

The William S. Sadler Qualified Marital Trust U/W acquired 563,959 shares on May 17, 2005, which it was obligated to report on Form 3 within 10 business days. The Trust filed the report late on September 19, 2005.

Craig S. Laughlin became a director of Dotronix on June 9, 2005, which triggered his obligation to file a Form 3 report on or before June 20, 2005. The report was filed one day late on June 21, 2005.

Terry L. Myhre acquired 326,426 shares on September 12, 2005, which he was obligated to report on Form 4 within two business days. Mr. Myhre filed the report late on October 3, 2005.

The books and records of Dotronix indicate that Mr. Robert Williams is the owner of more than 10% of the outstanding common stock. Dotronix has not received any indication that Mr. Williams has filed a Form 3 or any subsequent Form 4 reports that may be required.

Item 10.  EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table.

The following table sets forth the total compensation earned or paid for services rendered by the Chief Executive Officer of the Company during the fiscal year ended June 30, 2005. No other officer of the Company had a total annual salary and bonus that exceeded $100,000 for the year ended June 30, 2005.

		Annual Compensation	Long - Term Compensation
Name and Principal Position	Year	Salary ($)	Options Granted (#)

Kurt T. Sadler President	2005	$ 98,673	0
(Chief Executive Officer)	2004	79,800	50,000
	2003	55,085	0

Option Grants During Fiscal 2005

No stock options were granted during fiscal year 2005 to the person named in the “Summary Compensation Table” above. The Company has not granted any stock appreciation rights.

Option Exercises During 2005 Fiscal Year and Fiscal Year-End Option Values

The following table provides information as to options exercised by the named executive officer in the Summary Compensation Table during fiscal year 2005 and the number and value of options held at June 30, 2005. The Company has no outstanding stock appreciation rights:

Name	Shares Acquired on Exercise	Value Realized (1)	Number of Unexercised Options at June 30, 2005 Exercisable/Unexercisable		Value of Unexercised In-the-Money Options at June 30, 2005 (2) Exercisable/Unexercisable
Kurt T. Sadler	0	$0	25,000	Exercisable	$0	Exercisable
			0	Unexercisable	$0	Unexercisable

(1)	Value is calculated on the basis of the difference between the option exercise price and the closing sale price for the Company’s Common Stock on the date of exercise, as reported on the OTC Bulletin Board, multiplied by the number of shares of Common Stock underlying the option(s).

(2)	Value is calculated on the basis of the difference between the option exercise price and the closing price on June 30, 2005, as reported on the OTC Bulletin Board, multiplied by the number of shares of Common Stock underlying the option(s).

Compensation of Directors.

Directors of the Company who are not employees of the Company are compensated at the rate of $10,000 per fiscal year. In addition, nonemployee directors participate in the Dotronix, Inc. 1999 Nonemployee Director Stock Option and Stock Grant Plan (the “Director Plan”), which was amended by the Board in 2004. Each non-employee director of the Company is eligible to participate in the Director Plan. Under the Director Plan, an initial option to purchase 5,000 shares was granted automatically immediately following the Company’s annual meeting of shareholders, to each eligible director, and will be granted thereafter to each eligible director, if any, who is elected to the Board of Directors for the first time at such meeting. In addition, a grant of 500 shares and an option to purchase 2,500 shares will be granted automatically on an annual basis immediately following each annual meeting of the Company’s shareholders to each eligible director in office who previously received an initial grant as described in the preceding sentence. All options granted under the Director Plan have an exercise price equal to the fair market value of the Company’s Common Stock on the date of the grant, determined in accordance with the Director Plan, and become exercisable six months after the date of grant (or immediately in the event of death of the holder thereof). The option exercise price is payable in cash. Options granted under the Director Plan are “nonqualified options” under the Internal Revenue Code of 1986, as amended. The directors were each granted an option to purchase 2,500 shares of the Company’s Common Stock at $ 0.95 per share and granted 500 shares of Company Common Stock following the annual meeting held December 8, 2004.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2005, certain information with respect to beneficial share ownership by the person named in the Summary Compensation Table and the directors individually, by all officers and directors as a group, and by all persons known to management to own more than 5% of the Company’s outstanding Common Shares. Except as otherwise indicated, the shareholders listed have sole investment and voting power with respect to their shares.

Name or identity of beneficial owner & management and address	Number of shares beneficially owned (1)	Percent of Class

William S. Salder Qualified Marital Trust U.W. 1370 West Ryan Avenue Roseville, MN 55113	563,959 (2)	8.4%

Kurt T. Sadler	83,706 (3)	1.2%

Craig S. Laughlin	100,000	1.2%

L. Daniel Kuechenmeister	33,850 (4)	*

All officers and directors as a group (4 persons)	283,556 (5)	4.2%

Terry L. Myhre 9691 North 101st Street Stillwater, MN 55082	1,100,000	16.4%

Marquette Securities 431 Seventh Street South Suite 2515 Minneapolis, MN 55415	377,000	5.6%

Robert Williams 4047 Cleveland St. NE Columbia Heights, MN 55421	1,000,000 (6)	14.9%

(1)	For each person or group, any securities that the person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, have been added to the total amount of outstanding shares when determining the percent owned by such person or group.

(2)	Kurt T. Sadler, Chief Executive Officer of the Company, is one of two trustees of the William S. Sadler Qualified Marital Trust U/W.

(3)	Includes 3,000 shares owned jointly by Mr. Kurt T. Sadler and one of his daughters and 25,000 shares underlying stock options exercisable within 60 days.

(4)	Includes 5,000 shares underlying stock options exercisable within 60 days.

(5)	Includes 55,000 shares underlying stock warrants exercisable within 60 days.

(6)	Includes 280,000 shares owned directly by Mr. Williams and 720,000 shares owned by Evolving Capital Inc. of which Mr. Williams is the sole shareholder.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation plans approved by security holders	78,500 (1)	$0.76	313,809 (2)

Equity Compensation plans not approved by security holders	None	Not Applicable	None

Total	78,500		313,809

(1)	50,000 shares to be issued under outstanding options under the 1999 Employee Plan, 7,500 shares under the 1999 Non-employee Director Plan, 1,000 shares under the 1989 Employee Plan and 20,000 shares under the 1991 Non-employee Director Plan.

(2)	262,509 shares remaining under the Employee Plan and 51,300 shares remaining under the Non-employee Director Plan. The shares remaining under the Employee Plan are issuable in the form of options, restricted common stock or non-restricted common stock. The shares remaining under the Non-employee Director Plan are issuable in the form of options and non-restricted common stock.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 12, 2005 a “Settlement Agreement and Mutual Release” was executed between Dotronix, Inc. and its principal creditor, Terry L. Myhre. Under the terms of the transaction, Mr. Myhre advanced an additional $35,000 under the Loan Agreement originally dated April 7, 2004, and the parties terminated the agreement by converting all debt and accrued interest owed to him by Dotronix to common stock at a conversion price of $1.50 per share, or a total of 318,246 restricted shares of common stock, and the parties mutually released each other from all claims arising under the Loan Agreement or otherwise. In connection with the transaction, Mr. Myhre signed a Securities Purchase Agreement under which he agreed to purchase 26,667 additional restricted shares of common stock a $1.50 per share upon notification by the Company of its need for funds. All of the securities were sold in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933.

On September 16, 2005 a “Settlement Agreement and Mutual Release” was executed between the Company and the Estate of William S. Sadler, the former president and a major shareholder of the Company whereby the Estate agreed to convert all debt and accrued interest owed it by the Company to common stock at a conversion price of $1.00 per share, or a total of 156,040 restricted shares of common stock. In addition, the Estate agreed to release all obligations under a lease between the Estate and the Company for 66,212 restricted shares of Company common stock. The Company and the Estate mutually released each other from all further claims. All of the securities were sold in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933.

Two of the officers of the Company, Kurt T. Sadler, the president and Robert V. Kling, the chief financial officer, formed a corporation under the name Dotronix Technology, Inc. (“DTI”). DTI purchased from Terry Myhre $12,000 of the secured debt owed by the Company to Mr. Myhre. On September 12, 2005, an agreement was executed between the Company and DTI whereby DTI acquired $83,749 of operating assets of the Company and assumed $71,838 of liabilities in lieu of foreclosure of the security interest held by DTI in the assets of the Company. The board of directors of the Company approved the transaction based on its determination that it allows the Company to dispose of assets that are no longer useful for the pursuit of a business with any meaningful future potential, relieves the Company of certain liabilities, and will enable the Company to seek a new business venture in which to participate in the future. In this regard, the settlement of debt with Terry Myhre described above was conditioned on the Company disposing of its assets and putting itself in the position where it could pursue other prospects.

In connection with the disposition of assets to DTI on September 12, 2005, the Employment Agreements between the Company Mr. Kurt T. Sadler, and Robert V. Kling, officers of the Company, were terminated. Mr. Sadler and Mr. Kling will continue to provide services for a limited time as the Company goes through the transition resulting from the transactions described above. In consideration for termination of their employment contracts Mr. Sadler and Mr. Kling will each receive a one time payment of $20,000 and an option to purchase 50,000 shares of Dotronix common stock at an exercise price of $0.21 per share for Mr. Kling and $0.23 for Mr. Sadler, that expire on September 12, 2009.

Mr.     Craig S. Laughlin was appointed to the Board of Directors of the Company on June 9, 2005. Mr. Laughlin will be entitled to receive stock options and other benefits provided to all directors for their service. In addition, Mr. Laughlin will receive cash payments totaling $15,000. In the event Mr. Laughlin should bring to the Company a business transaction or financing, the Company agreed to compensate him through payment of a fee equal to approximately five percent of the transaction value or financing amount. In a separate transaction, Mr. Laughlin will purchase from the William Sadler Estate, a principal stockholder, 100,000 shares of the Company’s common stock for $5,000. Mr. Laughlin has not been appointed to serve on any committee of the Board and no such appointment is contemplated at this time. There are no transactions during the last two years, or proposed transactions, to which the Company was a party, in which the new director has or had a direct or indirect material interest.

Item 13.   EXHIBITS

See “Exhibit Index”following the financial statements in this Form 10-KSB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Lurie Besikof Lapidus & Company, LLP has acted as the Company’s independent accounting firm for the fiscal year ended June 30, 2005 and 2004.

AUDIT FEES

The aggregate fees billed and to be billed by Lurie Besikof Lapidus & Company, LLP for fiscal years 2005 and 2004:

	2005	2004
Audit Fees	$33,000	$30,000
Audit-Related Fees	7,000	9,000
Tax Fees	3,000	3,000
All Other Fees	1,500	5,675

	$44,500	$42,675

Audit fees are for the annual year-end audit. Audit related fees are primarily for quarterly reviews. All other fees were incurred in connection with a SB-2 registration statement filed by the Company. Tax fees include fees for preparing state and federal tax returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOTRONIX, INC.

October 11, 2005	By:	/s/ Kurt T. Sadler
Kurt T. Sadler, President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	Signature

October 11, 2005	By:	/s/ Kurt T. Sadler
Kurt T. Sadler, President (principal executive officer &director)

October 11, 2005	By:	/s/ Robert V. Kling
Robert V. Kling, Chief Financial Officer & Treasurer (principal financial and principal accounting officer)

October 11, 2005	By:	/s/ Craig S. Laughlin
Craig S. Laughlin, Director

October 11, 2005	By:	/s/ L. Daniel Kuechenmeister
L. Daniel Kuechenmeister, Director

DOTRONIX, INC.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Dotronix, Inc.
New Brighton, Minnesota

We have audited the accompanying balance sheets of Dotronix, Inc. as of June 30, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dotronix, Inc. as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financials statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has no current operations, has a significant working capital deficiency and current cash and cash available is not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Lurie Besikof Lapidus &Company, LLP
Minneapolis, Minnesota

September 16, 2005

DOTRONIX , INC
BALANCE SHEETS

	June 30
	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$18,295	$245,030
Accounts receivable, less allowance for doubtful
accounts of $1,000 and $3,000 respectively	61,812	32,406
Inventories	16,450	203,553
Prepaid expenses	18,652	39,598

TOTAL CURRENT ASSETS	115,209	520,587

PROPERTY AND EQUIPMENT	43,566	61,752

TOTAL ASSETS	$158,775	$582,339

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Revolving loan payable to a related party	439,000	170,000
Current portion of debt due to an affiliated party	150,000	--
Accounts payable	158,302	108,012
Salaries, wages and payroll taxes	7,610	46,524
Other accrued liabilities	44,080	14,325
Deferred gain on sale of building to a related party	182,516	47,613

TOTAL CURRENT LIABILITIES	981,508	386,474

LONG TERM DEBT DUE TO AN AFFILIATED PARTY	--	150,000

DEFERRED GAIN ON SALE OF BUILDING
TO A RELATED PARTY	--	182,516

TOTAL LIABILITIES	981,508	718,990

STOCKHOLDERS' DEFICIT:
Common stock, $.05 par value, 12,000,000 shares
authorized, 6,713,141 and 5,578,241 shares issued
and outstanding, respectively	335,657	278,912
Additional paid-in capital	11,883,029	11,698,190
Accumulated deficit	(13,041,419)	(12,113,753)

TOTAL STOCKHOLDERS' DEFICIT	(822,733)	(136,651)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$158,775	$582,339

See notes to financial statements

DOTRONIX , INC
STATEMENTS OF OPERATIONS

	Years Ended June 30
	2005	2004
REVENUES	$641,830	$1,054,002

COST OF SALES	512,856	641,055

GROSS MARGIN	128,974	412,947

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	1,104,355	1,061,910

LOSS FROM OPERATIONS	(975,381)	(648,963)

OTHER INCOME AND (EXPENSE)
Interest expense	(48,449)	(51,671)
Gain (loss) on sale of property and equipment	17,605	(92,495)
Vendor settlements of amounts owing on trade payables	78,559	--

	47,715	(144,166)

NET LOSS	(927,666)	(793,129)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.17)	$(0.18)

AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	5,619,816	4,322,665

See notes to financial statements

DOTRONIX , INC
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCES AT June 30, 2003	4,180,341	$209,017	$10,941,146	$(11,320,624)	$(170,461)

Common stock sold	400,000	20,000	80,000	--	100,000
Common stock issued for services	8,900	445	5,405	--	5,850
Options exercised	107,500	5,375	53,150	--	58,525
Warrants issued for loan reduction	--	--	402,133	--	402,133
Warrants issued for line of credit	--	--	32,931	--	32,931
Warrants exercised	881,500	44,075	183,425	--	227,500
Net loss	--	--	--	(793,129)	(793,129)

BALANCES AT June 30, 2004	5,578,241	278,912	11,698,190	(12,113,753)	(136,651)

Common stock sold, net of
$16,500 of offering expenses	1,100,000	55,000	93,500	--	148,500
Common stock issued for services	34,900	1,745	91,339	--	93,084
Net loss	--	--	--	(927,666)	(927,666)

BALANCES AT June 30, 2005	6,713,141	$335,657	$11,883,029	$(13,041,419)	$(822,733)

See notes to financial statements

DOTRONIX, INC
STATEMENTS OF CASH FLOWS

	Years Ended June 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(927,666)	$(793,129)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	42,280	83,502
Amortization of loan facility fee	24,698	8,233
Loss on sale of property and equipment	(17,605)	92,495
Deferred gain on sale of building	(47,613)	(47,614)
Stock compensation	93,084	5,850
Vendor settlements	(78,559)	--
Changes in operating assets and liabilities:
Accounts receivable	(29,406)	117,433
Inventories	187,103	168,072
Prepaid expenses	(3,752)	(3,124)
Accounts payable and other accrued liabilities	158,604	(65,168)
Salaries, wages and payroll taxes	(38,914)	(13,126)

NET CASH USED IN OPERATING ACTIVITIES	(637,746)	(446,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	15,707	451,676
Purchases of property and equipment	(22,196)	(16,372)
Proceeds from life insurance	--	500,000

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	(6,489)	935,304

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving loan	269,000	805,393
Repayments on revolving loan	--	(1,448,635)
Proceeds from the issuance of common stock	148,500	386,025

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	417,500	(257,217)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(226,735)	231,511

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR	245,030	13,519

CASH AND CASH EQUIVALENTS
AT END OF YEAR	$18,295	$245,030

See notes to financial statements

DOTRONIX, INC. NOTES TO FINANCIAL STATEMENTS

Years ended June 30, 2005 and 2004

A.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

Dotronix, Inc. (the “Company”), founded in 1980 as a Minnesota corporation, originally designed, manufactured and marketed cathode ray tube (“CRT”) displays. In recent years the Company has attempted to enter the electronic digital signage business without success. The Company has not been successful in returning to profitability, and since January 2005 has been engaged in the process of restructuring, including the elimination of outstanding debt obligations, discontinuance its historic CRT business, and positioning the Company for participation in a new business venture yet to be identified.

Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Reserves for inventories represent a significant management estimate. Actual results could differ from those estimates.

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

Stock options:

The Company has elected to continue following the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company’s net loss and loss per common share would have been changed to the pro forma amounts below:

	Years Ended June 30
	2005	2004
Net loss as reported	$(927,666)	$(793,129)
Deduct total stock-based employee compensation
expense determined under the fair value method	(3,000)	(4,600)

Pro forma net loss	$(930,666)	$(797,729)

Loss per common share:
Basic and diluted - as reported	$(0.17)	$(0.18)

Basic and diluted - pro forma	$(0.17)	$(0.18)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended June 30
	2005	2004
Dividend yield	None	None
Risk-free interest rate	4.11	2.80
Expected life	10 years	10 years
Expected volatility	76%	496%

Fair value of financial instruments:

Cash, receivables, revolving debt, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest that are consistent with current market rates.

Inventories:

Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories consist of the following at June 30:

	2005	2004
Raw materials	$140,577	$304,673
Finished Goods	47,126	65,025

	187,703	369,698
Reserve for obsolescence	171,253	166,145

Inventories	$16,450	$203,553

Reserves for obsolescence are established to reduce inventories to the lower of cost or market. The amount of the reserves for obsolescence is determined by analyzing historical and projected sales information, and the change in market value of inventory which will no longer be used in the manufacturing or service business, but whose value will be determined by distressed inventory resellers.

Property and equipment:

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of twenty-five years for building improvements, five years for machinery, laboratory equipment and office furniture and fixtures. Data processing hardware and software is being depreciated over two to five years.

Recognition of revenue:

The Company recognizes revenue when title of the goods passes to the customer.

Research and development:

Selling, general and administrative expenses include research and development costs of approximately none and $37,000 for the years ended June 30, 2005 and 2004, respectively.

Loss per common share:

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. Because of the net losses in fiscal 2005 and 2004, all stock options and warrants totaling 78,500 and 83,728 at June 30, 2005 and 2004, respectively, have an anti-dilutive effect and have been excluded from loss per common share calculations.

Accounting pronouncements:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective July 1, 2005. The adoption of SFAS No. 151 is not expected to impact our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company effective July 1, 2005. The adoption of SFAS No. 153 is not expected to impact our financial statements.

The FASB issued SFAS No. 123(R), Share-Based Payment, in December 2004, which will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows companies to implement SFAS No. 123(R) at the beginning of their fiscal year that begins after June 15, 2005. Under the new rule, SFAS No. 123(R) will become effective for us on July 1, 2005. We have not yet determined the impact of SFAS 123(R).

B.   FINANCING ARRANGEMENTS, MANAGEMENT PLANS, AND GOING CONCERN CONSIDERATIONS

Financing arrangements

On April 7, 2004 an outside investor, Terry L. Myhre, signed a loan agreement to extend to the Company a revolving line of credit of $450,000 for one year at 5% annually.

On April 7, 2004, the Estate of William S. Sadler (Estate), the former president and a major shareholder of the Company signed an agreement which reduced a loan to the Company from $552,000 to $150,000, a reduction of $402,000. The interest rate was changed to a fixed 5% annually and the term of the loan was extended to November 30, 2008. As part of the agreement the Company agreed to replace warrants held by the Estate to purchase 365,094 shares of Company common stock with a weighted average exercise price of $0.02 per share with a new warrant to purchase 385,000 shares of common stock at $0.05 per share.

On September 27, 2004 Mr. Myhre executed an agreement which increased the line of credit to $1,000,000 and extended the due date to November 1, 2005. The Company agreed to issue warrants to Mr. Myhre to purchase shares of Company common stock at a price of $1.50 per share, one warrant for every $4 borrowed by the Company in excess of $450,000.

In December 2004, Mr. Myhre informed the Company that he was unwilling to provide additional financing under the line of credit. Funds were received on January 13, 2005, but funds requested subsequent to January 13 were not advanced.

On June 14, 2005 the Company completed the sale of 1,100,000 shares of restricted unregistered common stock at a price of $0.15 per share or a total of $148,500 net of offering expenses, to a group of four investors.

On June 30, 2005 the balance of the loan owed to Mr. Myhre was $439,000 and the balance of the loan owed to the Estate of William S. Sadler was $150,000.

On September 12, 2005 a “Settlement Agreement and Mutual Release” was executed between the Company and its principal creditor, Terry L. Myhre. Under the terms of the transaction, Mr. Myhre advanced an additional $35,000 under the Loan Agreement originally dated April 7, 2004 and the parties terminated the agreement by converting all debt and accrued interest owed to him by Dotronix to common stock at a conversion price of $1.50 per share, or a total of 318,246 restricted shares of common stock, and the parties mutually released each other from all claims arising under the Loan Agreement or otherwise. In connection with the transaction, Mr. Myhre signed a Securities Purchase Agreement under which he agreed to purchase up to 26,667 additional restricted shares, as they are unregistered, of common stock a $1.50 per share upon notification by the Company of its need for funds. All of the securities were sold in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933.

On September 16, 2005 a “Settlement Agreement and Mutual Release” was executed between the Company and the Estate of William S. Sadler whereby the Estate agreed to convert all debt and accrued interest owed it by the Company to common stock at a conversion price of $1.00 per share, or a total of 156,040 restricted shares. In addition, the Estate agreed to release all obligations under a lease between the Estate and the Company for 66,212 restricted shares of Company common stock. The Company and the Estate mutually released each other from all further claims. All of the securities were sold in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933. As a result of the release, the deferred gain on the sale of the building to a related party has been classified as current in the June 30, 2005 Balance Sheet.

Two of the officers of the Company, Kurt T. Sadler, the president and Robert V. Kling, the chief financial officer, formed a corporation under the name Dotronix Technology, Inc. (“DTI”). DTI purchased from Terry Myhre $12,000 of the secured debt owed by the Company to Mr. Myhre. On September 12, 2005, an agreement was executed between the Company and DTI whereby DTI acquired $83,749 of operating assets of the Company and assumed $71,838 of liabilities in lieu of foreclosure of the security interest held by DTI in the assets of the Company. The board of directors of the Company approved the transaction based on its determination that it allows the Company to dispose of assets that are no longer useful for the pursuit of a business with any meaningful future potential, relieves the Company of certain liabilities, and will enable the Company to seek a new business venture in which to participate in the future. In this regard, the settlement of debt with Terry Myhre described above was conditioned on the Company disposing of its assets and putting itself in the position where it could pursue other prospects.

Management plans

As a result of the foregoing changes, the Company is no longer engaged in active business operations and is seeking a business venture in which to participate. The selection of a business venture in which to participate is complex and risky and will be made by Company management and directors in the exercise of their business judgment. There is no assurance that the Company will be able to identify and align itself with, through a merger or other types of business relationships, any business venture that will ultimately prove to be beneficial to the Company and its shareholders.

The Company anticipates that in seeking a business venture in which to participate it will not engage in a general solicitation or advertising for such a business venture. It will rely on personal contacts of its officers, directors and major shareholders, as well as indirect associations between them and other business and professional people.

The Company may engage the services of a consulting or advisory firm to assist the Company with the search for a business venture in exchange for compensation that may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. No such consulting or advisory firms have been identified at this time.

Going Concern

At June 30, 2005, the Company had a working capital deficit of $866,300. In September 2005, the Company completed a restructuring of its principal debt and lease obligations, by the issuance of restricted common stock. After the completion of these transactions the Company had working capital of approximately $ 1,500.

The Company estimates that it has sufficient cash and stock purchase commitment to pay costs related to its status as a public company, primarily outside audit costs and filing fees, and to pay other minimal operating expenses, for a short period of time. Management will attempt to raise additional capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. There are no existing understandings, commitments or agreements from any source for raising additional capital. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

C.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30
	2005	2004
Building improvements	$28,293	$46,791
Machinery and laboratory equipment	154,558	2,710,548
Office furniture and fixtures	24,850	251,656
Data processing hardware and software	280,346	606,309

	488,047	3,617,308
Less accumulated depreciation	444,481	3,553,552

	$43,566	$61,752

D.  COMMITMENTS

Leases:

Warehouse facilities were leased under a noncancelable operating lease requiring a $22,759 minimum lease payment for the year ending June 30, 2006, (Note H). The Company’s obligation under this lease was settled by an agreement executed in September 2005 under which the lessor accepted the Company’s common stock for all obligations under the lease. The Company is currently renting office space on a month to month basis for $300 per month.

Total operating lease and rent expense for the Company for the years ended June 30, 2005 and 2004 was $100,000 and $91,000, respectively.

Employment Agreements:

Mr. Sadler and Mr. Kling were employed under employment contracts approved by the Board of Directors, which expire June 30, 2006. Mr. Sadler’s and Mr. Kling’s employment contracts provide for a monthly base salary of not less than $6,650 and $6,500 respectively, and are adjusted annually. Each will receive a bonus as specified by the terms of the contracts. No bonuses were earned under the contracts. Mr. Sadler and Mr. Kling were each granted stock options to purchase 50,000 shares of common stock, with a vesting schedule that provided options to purchase12,500 shares of common stock would vest every six months, until the total vested. The option price was the closing price of the stock on the day the option was granted, and the option will be for 10 years. If employment is terminated other than for cause, death or disability, or due to resignation, or either of their responsibilities are materially reduced without their agreement or they are required to relocate without their agreement, then each is entitled to a severance payment equal to his then current annual base salary, and to all unvested stock options.

On September 12, 2005, the employment agreements of Mr. Sadler and Mr. Kling were cancelled for consideration for each officer of $20,000 in cash and an option to purchase 50,000 shares of Company common stock at an exercise price of $0.21 for Mr. Kling and $0.23 for Mr. Sadler which expires September 12, 2009

E.   STOCKHOLDERS’DEFICIT

Options

The Company has an incentive stock option plan (1999 Employee Stock Incentive Plan) for employees for the granting of options to purchase up to 500,000 shares of the Company’s common stock. The options generally vest ratably over six months and expire in ten years. All options are granted at the closing market price on the date of grant. No options were granted in fiscal 2005. Options for 100,000 shares of common stock were granted under the plan in fiscal 2004. Options outstanding and exercisable at June 30, 2005, total 51,000, 1000 of which were granted under a previous plan (1989 Stock Option and Restricted Stock Plan) that expired September 11, 1999.

The Company also has a non-qualified stock option plan for non-employee directors (1999 Non-employee Director Stock Option and Stock Grant Plan) for the granting of options to non-employee Directors to purchase up to 100,000 shares of the Company’s common stock. Each non-employee director is automatically granted, on the first business day following the Company’s annual meeting, an option to purchase 2,500 shares of common stock. New directors receive an initial option grant to purchase 5,000 shares of common stock following the first board meeting at which such director is elected. The options vest six months from grant date and expire in ten years. All options are granted at the closing market price on the date of grant. Options for 5,000 shares of common stock were granted under the plan in fiscal 2005 and no options were granted in fiscal 2004. 27,500 options are outstanding at June 30, 2005, 7,500 of which were granted under the 1999 plan and 20,000 were granted under a previous plan (1991 Non-employee Director Stock Option Plan), that expired September 11, 1999.

In addition, each non-employee director is automatically granted, on the first business day following the Company’s annual meeting, 500 shares of common stock. Compensation expense of $950 was recorded related to these grants in 2005, and no grants were made in fiscal 2004.

The weighted-average fair value of options granted was $3,000 and $4,600 for 2005 and 2004, respectively.

	Years Ended June 30
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	80,228	$0.82	101,386	$1.08
Granted	5,000	$0.95	100,000	$0.38
Exercised	--	$0.00	(107,500)	$0.54
Canceled	(6,728)	$1.73	(13,658)	$1.73

Outstanding at end of year	78,500	$0.76	80,228	$0.82

Options exercisable at year end	78,500	$0.76	30,228	$1.55

A summary of the status of the Company’s stock options is presented below:

The following table summarizes information about stock options outstanding at June 30, 2005

Options Outstanding and Exercisable

Options	Remaining Contractual	Exercise
Outstanding	Life (Years)	Price

2,500	4.5	$0.23
25,000	8.2	$0.36
25,000	3.2	$0.40
5,000	9.5	$0.95
2,500	2.4	$0.97
2,500	3.4	$1.00
1,000	0.2	$1.25
5,000	1.4	$1.64
10,000	0.4	$2.13

78,500	4.7	$0.76

Warrants

On February 19, 2004, several non-affiliated parties executed agreements to purchase 400,000 shares of Company common stock and 400,000 warrants to purchase common stock at $0.50 per share, for a cost of $0.25 for each share and warrant. As of June 30, 2004, 396,500 warrants were exercised. As of June 30, 2005 and 2004 there were 3,500 warrants outstanding that expire January 31, 2009.

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

A reconciliation of the Company’s income tax provision based on a statutory federal income tax rate of 35% to the Company’s effective rate is as follows:

	Years Ended June 30
	2005	2004
Computed tax benefit at:
Federal tax rate	$(325,000)	$(278,000)
State tax rate net of federal benefit	(14,000)	(10,000)
Change in valuation allowance	282,000	276,000
Permanent and other differences	57,000	12,000

Provision	$--	$--

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company’s assets and liabilities and are comprised of the following:

	June 30
	2005	2004

	Asset (Liability)	Asset (Liability)
Net operating loss carryforward	$4,032,000	$3,651,000
Inventories	60,000	71,000
Tax credit carryforward	2,000	82,000
Sales leaseback gain	47,000	64,000
Accrued liabilities	15,000	11,000
Depreciation	(36,000)	(40,000)
Other	(4,000)	(5,000)
Valuation allowance	(4,116,000)	(3,834,000)

	$--	$--

At June 30, 2005, the Company has federal income tax net operating loss carryforwards of approximately $11,000,000 that will expire in 2009 through 2025 and for Minnesota income tax net operating loss carryforwards of $2,800,000 that will expire through 2020. Future utilization of loss carryforwards could be limited under Internal Revenue Code Section 382 if there are significant changes in ownership. The Company also has general business tax credit carryforwards of approximately $2,000 that will expire through 2007 and $11,000 of alternative minimum tax credit carryforwards that will not expire.

G.   SEGMENT, GEOGRAPHIC INFORMATION AND CONCENTRATIONS OF CREDIT RISK

The Company operated in one business segment, display devices, even though the types of displays offered include purchased products and non-CRT based products. Revenues located in geographic regions are summarized as follows:

	Years Ended June 30
	2005	2004
United States	$627,499	$979,410
Foreign	14,331	74,592

	$641,830	$1,054,002

The Company does not have assets outside of the United States.

In fiscal 2005 the Company had a customer that generated revenues of 12% of total annual revenues. In fiscal 2004 the Company had a different customer that generated revenues of 24% of total annual revenues. There were no other customers generating 10% or more of total revenues either fiscal 2005 or 2004.

At June 30, 2005, one customer represented 73% of accounts receivable. At June 30, 2004, three customers represented 76% of accounts receivable.

H.  RELATED-PARTY TRANSACTIONS

During 1999, the Company sold its headquarters in New Brighton, Minnesota to the former president, who was also a major stockholder of the Company, for the net proceeds of $559,000 that resulted in a net gain of $476,000. Simultaneously with the closing of the sale, the Company entered into an operating lease with the president whereby the Company will occupy the building through April 2009. As a result, the gain was deferred and is being amortized over the term of the lease. On April 7, 2004 the lease was amended to grant the Company an option to cancel the lease with twelve months notice. Monthly rental payments are $6,100. The Company is responsible for all other costs, fees, expenses and other charges that may arise.

Lease commitments as of June 30, 2005 (Note D) include $35,984 of rental obligations and $40,574 of real estate and maintenance costs accrued to the Estate of the former president of the Company. On September 16, 2005, an agreement was signed between the Company and the Estate of William S. Sadler which converted all obligations under the lease to 66,212 restricted shares of Company common stock.

Amounts owing to outside directors include quarterly amounts due under the Nonemployee Stock Option and Stock Grant Plan $12,500 and $10,000 owing to Craig S. Laughlin under the terms of an agreement approved by the Board of Directors at the time Mr. Laughlin joined the Board. As part of that agreement, Mr. Laughlin is entitled to fees for completed transactions between the Company and entities to which he refers to the Company, equal to a percentage of the transaction. The complete agreement is included as an exhibit to this document.

Additional loan and stock transactions between the Company and related parties are described in Note B.

I.   RETIREMENT PLANS

The Company has a 401(k) retirement plan for all employees who elect to participate once certain eligibility requirements are met. Each eligible employee may elect to defer 1% to 25% of his or her compensation. In November 2001, the Company contributions to the plan were discontinued. On June 30, 2005 the Plan was terminated.

J.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow activities are as follows:

	Year Ended June 30
	2005	2004
Cash paid during the year for:

Interest	$33,165	$51,670
Income taxes	444	1,976

Noncash investing and financing activities:

Stock issued for services	93,084	5,850
Warrants issued to the Estate of William S. Sadler
for debt reduction	--	402,133
Warrants issued to the Investor for granting of a
line of credit	--	32,931

Dotronix, Inc.
Exhibit Index
Annual report on Form 10-KSB
For year ended June 30, 2005

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1988).

3.2	Bylaws of the Company as amended through January 12, 2004.

4.1	Specimen certificate representing the Company's Common Stock (incorporated by reference to exhibit 3(a) to Amendment No. 2 to the Company's Registration Statement on Form S-18, File No. 2-71333C).

10.2	Amendment of Lease for land and building located at 50 Cleveland Avenue S.E., New Brighton, Minnesota (incorporated by reference to exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1993).

10.3	Sale and leaseback of corporate headquarters located at 160 First Street S.E. New Brighton, Minnesota (incorporated by reference to exhibit 10a (Building purchase agreement, and exhibit 10b (Building lease agreement) on Form 10-QSB for the quarter ended March 31, 1999).

10.4	Loan and security agreements by and between the Company and William S. Sadler, dated February 23, 2000 (incorporated by reference to exhibit 10.1 on Form 10-QSB for the quarter ended March 31, 2000).

10.5*	1999 Employee Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed October 28, 1999).

10.6*	1999 Non-employee Director Stock Option and Stock Grant Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement filed October 28, 1999).

10.7	Agreement to extend and amend loan and security agreement between the Company and William S. Sadler, dated September 27, 2002 (incorporated by reference to exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002).

10.8	Fourth Amendment to loan and security agreement between the Company and the Estate of William S. Sadler dated August 27, 2003 (incorporated by reference to exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003).

10.9	Fourth Extension and Amendment of Mortgage between the Company and the Estate of William S. Sadler dated August 27, 2003 (incorporated by reference to exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003).

10.10	Fourth Extension and Amendment of Secured Promissory Note between the Company and the Estate of William S. Sadler dated August 27, 2003 (incorporated by reference to exhibit 10.10 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003).

10.11*	Employment agreement of Kurt T. Sadler, dated September 8, 2003 (incorporated by reference to exhibit 10.11 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003).

10.12*	Employment agreement of Robert V. Kling, dated September 8, 2003 (incorporated by reference to exhibit 10.12 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003).

10.13	Agreement to extend and amend loan and security agreement between the Company and the Estate of William S. Sadler, dated November 5, 2003 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.14	Option agreement and agreement to amend lease between the Company, the Estate of William S. Sadler, Minnesota River Aviation, Inc. and Terry L. Myhre, dated November 5, 2003 (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.15	Agreement to loan funds between the Company and Terry L. Myhre, dated November 5, 2003 (incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.16*	Amendment to September 8, 2003 employment agreement with Kurt T. Sadler dated November 17, 2003 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.17*	Amendment to September 8, 2003 employment agreement with Robert V. Kling, dated November 17, 2003 (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.18	Amendment No.1 to Agreement to extend and amend Loan and Security Agreement of November 5, 2003, between the Company and the Estate of William S. Sadler, dated April 7, 2004 (incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.19	Warrant to the Estate of William S. Sadler to purchase 385,000. shares of Dotronix Common Stock at $0.05 per share, dated April 7, 2004 (incorporated by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.20	Registration Rights Agreement between the Company and the Estate of William S. Sadler, dated April 7, 2004 (incorporated by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.21	Loan Agreement between the Company and Terry L. Myhre, dated April 7, 2004 (incorporated by reference to exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.22	Security Agreement made and entered into by the Company in favor of Terry L. Myhre, dated April 7, 2004 (incorporated by reference to exhibit 10.7 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.23	Subordination Agreement made and given by the Estate of William S. Sadler in favor of Terry L. Myhre, dated April 7, 2004 (incorporated by reference to exhibit 10.8 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.24	Promissory Note in the principal amount of $450,000 from the Company to Terry L. Myhre, dated April 7, 2004 (incorporated by reference to exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.25	Warrant to Terry L. Myhre to purchase 100,000 shares of Dotronix Common Stock at $0.10 per share, dated April 7, 2004 (incorporated by reference to exhibit 10.10 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.26	Option Agreement between Terry L. Myhre, the Estate of William S. Sadler and Minnesota River Aviation, Inc., dated April 7, 2004 (incorporated by reference to exhibit 10.11 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.27	First Amendment to Lease between the Estate of William S. Sadler and the Company, dated April 7, 2004 (incorporated by reference to exhibit 10.12 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.28	Amendment dated September 27, 2004 to Loan Agreement dated April 7, 2004 between Dotronix, Inc. and Terry L. Myhre (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 29, 2004).

10.29*	Amendment dated June 20, 2004 to 1999 Non-employee Director Stock Option and Stock Grant Plan (incorporated by reference to the Company’s Form 10KSB filed October 12, 2004).

10.30*	Dotronix, Inc. 1999 Stock Incentive Plan, as amended, (incorporated by reference to Appendix C to the Company’s definitive proxy statement filed October 28, 2004)

10.31	Memorandum of Agreement between the Company and Craig Laughlin dated June 9, 2005, filed herewith

10.32	Settlement Agreement between the Company and Terry L. Myhre dated September 9, 2005, filed herewith.

10.33	Securities Purchase Agreement between the Company and Terry L. Myhre dated September 9, 2005, filed herewith.

10.34	Settlement Agreement and Mutual Release between the Company and the Estate of William S. Sadler dated September 9, 2005, files herewith.

10.35	Agreement (Conveyance of Assets in Lieu of Foreclosure: Assumption of Debt) between the Company and Dotronix Technology, Inc. dated September 12, 2005, filed herewith.

10.36	General Assignment and Bill of Sale from the Company to Dotronix Technology, Inc., dated September 12, 2005, filed herewith.

10.37*	Termination of Employment Agreement of Kurt T. Sadler dated September 12, 2005, filed herewith.

10.38*	Termination of Employment Agreement of Robert V. Kling dated September 12, 2005, filed herewith.

23.1	Consent of Lurie Besikof Lapidus & Company, LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-KSB pursuant to Item 13(a) of this Report.