Form 10QSB
period 2005-09-30
DOTRONIX INC
filed 2005-11-14
CIK 351809

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2005    Commission File No. 0-9996

DOTRONIX, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1387074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

160 First Street S.E, New Brighton, MN 55112
(Address of principal executive offices)  (Zip Code)

(651) 633-1742
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES   ☐    NO   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐    NO   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☒    NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 10, 2005
Common stock, par value	7,253,639 shares
$.05 per share

Transitional Small Business Disclosure Format (check one).    YES   ☐    NO   ☒

DOTRONIX, INC.
INDEX

Part I — Financial Information

Item 1.	Financial Statements

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.	Controls and Procedures

Part II — Other Information

Item 6.	Exhibits

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DOTRONIX , INC
CONDENSED BALANCE SHEETS

	September 30 2005	June 30 2005
ASSETS:	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$17,802	$18,295
Accounts receivable, less allowance for doubtful
accounts of $0 and $1,000 respectively	--	61,812
Inventories	--	16,450
Prepaid expenses	2,755	18,652

TOTAL CURRENT ASSETS	20,557	115,209

PROPERTY AND EQUIPMENT	--	43,566

TOTAL ASSETS	$20,557	$158,775

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Revolving loan payable to a related party	$--	$439,000
Debt due to an affiliated party	--	150,000
Accounts payable	26,251	158,302
Salaries, wages and payroll taxes	5,472	7,610
Other accrued liabilities	--	44,080
Deferred gain on sale of building to a related party	--	182,516

TOTAL CURRENT LIABILITIES	31,723	981,508

STOCKHOLDERS' DEFICIT:
Common stock, $.05 par value, 12,000,000 authorized,
7,253,639 and 6,713,141 shares issued and
outstanding, respectively	362,682	335,657
Additional paid-in capital	12,583,730	11,883,029
Accumulated deficit	(12,957,578)	(13,041,419)

TOTAL STOCKHOLDERS' DEFICIT	(11,166)	(822,733)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,557	$158,775

See notes to condensed financial statements

Note: The balance sheet as of June 30, 2005 has been condensed from the audited financial statements.

DOTRONIX , INC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30
	2005	2004
REVENUES	$65,015	$283,542

COST OF SALES	27,531	135,333

GROSS MARGIN	37,484	148,209

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	152,121	361,266

LOSS FROM OPERATIONS	(114,637)	(213,057)

OTHER INCOME AND (EXPENSE)
Interest expense	(6,126)	(12,322)
Gain on sale of property and equipment	204,604	--

	198,478	(12,322)

NET INCOME (LOSS)	$(83,841)	$(225,379)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$0.01	$(0.04)

AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,836,516	5,591,368

See notes to condensed financial statements

DOTRONIX, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended September 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$83,841	$(225,379)
Adjustment to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	6,803	9,479
Amortization of loan facility fee	--	8,232
Gain on sale of property and equipment	(22,088)	--
Deferred gain on sale of building	(182,516)	(11,903)
Stock compensation	--	51,454
Changes in operating assets and liabilities:
Accounts receivable	43,653	(26,723)
Inventories	8,222	34,526
Prepaid expenses	15,897	(32,156)
Accounts payable and other accrued liabilities	11,691	(15,017)
Salaries, wages and payroll taxes	(2,138)	(16,446)

NET CASH USED IN OPERATING ACTIVITIES	(36,635)	(223,933)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	--	(11,771)
Proceeds from sales of property and equipment	1,142	--

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,142	(11,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving loan payable to a related party	35,000	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,000	--

NET DECREASE IN CASH AND CASH EQUIVALENTS	(493)	(235,704)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,295	245,030

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,802	$9,326

SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING ACTIVITIES
Revolving loan payable to a related party and accrued interest
converted to 318,246 shares of common stock	$447,369	--
Debt to an affiliated party and accrued interest converted
to 156,040 shares of common stock	156,040	--
Lease obligation due to an affiliated party converted to
66,212 shares of common stock	94,317	--
Net operating assets transferred to a related party for payment
of revolving loan (operating assets of $83,700; liabilities of $71,700	12,000	--

See notes to condensed financial statements

DOTRONIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

A.      Basis of Presentation

The condensed balance sheet as of September 30, 2005, the condensed statements of operations for the three month periods ended September 30, 2005 and 2004 and the condensed statements of cash flows for the three month periods ended September 30, 2005 and 2004 have been prepared by the Dotronix, Inc., (the “Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2005 and for the three month periods ended September 30, 2005 and 2004 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 2005.

B.     Going Concern

The accompanying financials statements have been prepared assuming the Company will continue as a going concern. The Company has no current operations and has a working capital deficiency. Current cash and cash available is not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.     Accounting Policies

The Company believes that the selection and application of its accounting policies are appropriately reasoned. The following are the accounting policies that management believes require the most difficult, subjective or complex judgments about matters that are inherently uncertain.

Stock Options

The Company uses the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and income per share for the quarter ended September 30, 2005, and the net loss and loss per share for the quarter ended September 30, 2004, would not be materially different.

Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. All stock options and warrants have been excluded from net income (loss) per common share calculations as they are anti-dilutive.

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

Financial Condition, Liquidity and Capital Resources

On September 12, 2005, a “Settlement Agreement and Mutual Release” was executed between the Company and its principal creditor, Terry L. Myhre. Under the terms of the transaction, Mr. Myhre advanced $35,000 to the Company under an existing loan agreement established in April 2004, and the parties terminated the agreement by converting all debt and accrued interest owed to Mr. Myhre to common stock of the Company at a conversion price of $1.50 per share, or a total of 318,246 restricted shares of common stock. Under the settlement agreement the parties mutually released each other from all claims arising under the original loan agreement or otherwise. In connection with the transaction, Mr. Myhre signed a Securities Purchase Agreement under which he agreed to purchase up to 26,667 restricted shares of common stock at $1.50 per share upon notification by the Company of its need for funds.

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

Two of the former officers of the Company, Kurt T. Sadler and Robert V. Kling, formed a corporation under the name Dotronix Technology, Inc. (“DTI”). DTI purchased from Terry Myhre $12,000 of the secured debt owed by the Company to Mr. Myhre. On September 12, 2005, an agreement was executed between the Company and DTI whereby DTI acquired $83,700 of operating assets of the Company and assumed $71,700 of liabilities in lieu of foreclosure of the security interest held by DTI in the assets of the Company. The board of directors of the Company approved the transaction based on its determination that it allows the Company to dispose of assets that are no longer useful for the pursuit of a business with any meaningful future potential, relieves the Company of certain liabilities, and will enable the Company to seek a new business venture in which to participate in the future. In this regard, the settlement of debt with Terry Myhre described above was conditioned on the Company disposing of its assets and putting itself in the position where it could pursue other prospects.

At September 30, 2005, the Company had cash of $17,802 and a working capital deficit of $11,166. The Company has exercised its option with Mr. Myhre to sell to him 26,667 common shares for $40,000. As of the filing of this report, the Company has received $10,000 of the $40,000 owed by Mr. Myhre, which it intends to use to pay liabilities and ongoing expenses in the near term.

In any event, if the Company is unable to locate a business venture in which to participate, it is expected that the Company’s funds will be depleted in a relatively short period of time. Should that occur, management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for an infusion of capital, there are no assurances to that effect and, if the Company cannot obtain additional financing, its ability to continue as a going concern is doubtful.

Prior Operations

The following discussion of results of operations pertains to the business operations that the Company disposed of in September 2005. The discussion is provided for historical purposes and is not otherwise meaningful with respect to any business operation that the Company may pursue in the future, if any.

The Company’s revenues decreased by $218,527, or 77% during the three-month period ended September 30, 2005, as compared to the three-month period ended September 30, 2004. The decrease was a continuation of the downward trend in the use of CRT based displays, which was accelerated by the layoff of substantially all of its employees in January 2005. Since January 2005 the Company has engaged efforts to restructure the Company, and wind down its operations, which ceased in September 2005. As a result of the substantial decrease in revenues, gross margin decreased from $148,209 during for the quarter of fiscal year 2005 to $37,484 for the first quarter of fiscal year 2006.

Selling, general, and administrative expenses decreased substantially, by approximately 58%, to $152,121 for the three months ended September 30, 2005 from $361,266 for the same period in 2004, as a result of the lay-off of employees in January 2005 and the winding down of the Company’s business operations. Even with this reduction, the Company still recognized a loss from operations of $114,637 for the three months ended September 30, 2005.

The Company’s loss from operations for the three months ended September 30, 2005, was offset by a one-time gain from the recognition of the deferred gain from the sale of building to a related party. As a result of this one-time gain, the Company’s net income for the three-months ended September 30, 2005 was $83,841.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by the Company, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as prospects for obtaining additional capital and our goal of participating in a new business venture and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our financial condition and ability to achieve our goal. These factors include competition for business opportunities, unexpected costs or expenses, legal and regulatory initiatives affecting shell corporations, and conditions in the capital markets. Because of the factors listed above, risk factors identified in our Annual Report on Form 10-KSB for the year ended June 30, 2005 filed with the Securities and Exchange Commission, and other unknown factors beyond our control, actual results may differ from those in the forward-looking statements.

Item 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive and Chief Financial Officer, Craig S. Laughlin, has reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, the officer believes that the Company’s disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

Changes in internal controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit Index

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

Date: November 11, 2005	Dotronix, Inc.

By	/s/ Craig S. Laughlin
Craig S. Laughlin President and Chief Financial Officer (Principal Executive Officer and Principal Financial and accounting officer)