Form 10QSB
period 2005-12-31
DOTRONIX INC
filed 2006-02-17
CIK 351809

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2005    Commission File No. 0-9996

DOTRONIX, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1387074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

160 First Street S.E, New Brighton, MN 55112
(Address of principal executive offices)  (Zip Code)

(952) 541-1155
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES   ☒    NO   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☒    NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 16, 2006
Common stock, par value	7,280,306 shares
$ .05 per share

Transitional Small Business Disclosure Format (check one).    YES   ☐    NO   ☒

DOTRONIX, INC.
INDEX

Part I — Financial Information

Item 1.	Condensed Financial Statements

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.	Controls and Procedures

Part II — Other Information

Item 6.	Exhibits

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DOTRONIX , INC
CONDENSED BALANCE SHEETS

ASSETS:	December 31 2005	June 30 2005
	(UNAUDITED)
CURRENT ASSETS:
Cash	$4,565	$18,295
Accounts receivable, less allowance
for doubtful accounts of $0 and $1,000 respectively	21	61,812
Inventories	--	16,450
Prepaid expenses	--	18,652

TOTAL CURRENT ASSETS	4,586	115,209

PROPERTY AND EQUIPMENT	--	43,566

TOTAL ASSETS	$4,586	$158,775

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Revolving loan payable to a related party	$--	$439,000
Debt due to an affiliated party	--	150,000
Accounts payable	37,681	158,302
Salaries, wages and payroll taxes	8,414	7,610
Other accrued liabilities	--	44,080
Deferred gain on sale of building to a related party	--	182,516

TOTAL CURRENT LIABILITIES	46,095	981,508

STOCKHOLDERS’ DEFICIT:
Common stock, $.05 par value, 12,000,000 authorized,
7,260,306 and 6,713,141 shares issued and
outstanding, respectively	363,015	335,657
Additional paid-in capital	12,593,397	11,883,029
Accumulated deficit	(12,997,921)	(13,041,419)

TOTAL STOCKHOLDERS' DEFICIT	(41,509)	(822,733)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,586	$158,775

See notes to condensed financial statements

Note: The balance sheet as of June 30, 2005 has been condensed from the audited financial statements.

DOTRONIX , INC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31		Six months ended December 31
	2005	2004	2005	2004
REVENUES	$--	$116,196	$65,015	$399,738

COST OF SALES	--	167,576	27,531	302,910

GROSS MARGIN	--	(51,380)	37,484	96,828

SELLING, GENERAL, AND
ADMINISTRATIVE EXPENSE	40,343	330,693	192,464	691,960

LOSS FROM OPERATIONS	(40,343)	(382,073)	(154,980)	(595,132)

OTHER INCOME AND (EXPENSE)
Interest expense	--	(11,628)	(6,126)	(23,949)
Gain on sale of property and equipment	--	--	204,604	--

	--	(11,628)	198,478	(23,949)

NET LOSS	$(40,343)	$(393,701)	$43,498	$(619,081)

NET LOSS PER COMMON SHARE-
BASIC AND DILUTED	$(0.01)	$(0.07)	$0.01	$(0.11)

AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	7,256,828	5,612,991	7,046,672	5,602,180

See notes to condensed financial statements

DOTRONIX, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended December 31
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$43,498	$(619,081)
Adjustment to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	6,803	20,390
Gain on sale of property and equipment	(22,088)	--
Deferred gain on sale of building	(182,516)	(23,806)
Stock compensation	--	73,600
Changes in operating assets and liabilities:
Accounts receivable	43,632	1,107
Inventories	8,222	82,840
Prepaid expenses	18,652	(24,981)
Accounts payable and other accrued liabilities	23,121	63,938
Salaries, wages and payroll taxes	804	(28,026)

NET CASH USED IN OPERATING ACTIVITIES	(59,872)	(454,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	--	(22,197)
Proceeds from sales of property and equipment	1,142	--

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,142	(22,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving loan payable to a related party	35,000	244,000
Proceeds from the issuance of common stock	10,000	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,000	244,000

NET DECREASE IN CASH	(13,730)	(232,216)

CASH AT BEGINNING OF PERIOD	18,295	245,030

CASH AT END OF PERIOD	$4,565	$12,814

SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING ACTIVITIES
Revolving loan payable to a related party and accrued interest
converted to 318,246 shares of common stock	$447,369	$--
Debt to an affiliated party and accrued interest converted
to 156,040 shares of common stock	156,040	--
Lease obligation due to an affiliated party converted to
66,212 shares of common stock	94,317	--
Net operating assets transferred to a related party for payment
of revolving loan (operating assets of $83,700; liabilities of $71,700)	12,000	--

See notes to condensed financial statements

DOTRONIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

A.     Basis of Presentation

The condensed balance sheet as of December 31, 2005, the condensed statements of operations for the three and sixth month periods ended December 31, 2005 and 2004 and the condensed statements of cash flows for the six month periods ended December 31, 2005 and 2004 have been prepared by the Dotronix, Inc., (the “Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2005 and for the three and six month periods ended December 31, 2005 and 2004 presented herein have been made.

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

Stock Options

The Company uses the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and income per share for the quarter ended December 31, 2005, and the net loss and loss per share for the quarter ended December 31, 2004, would not be materially different.

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

The Company's current operating plan is to maintain the administrative and reporting requirements of a public company. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any business venture on favorable terms, if at all, or that it will be able to profitably manage the business venture it acquires.

Financial Condition, Liquidity and Capital Resources

On September 12, 2005, a “Settlement Agreement and Mutual Release” was executed between the Company and its principal creditor, Terry L. Myhre. Under the terms of the transaction, Mr. Myhre advanced an additional $35,000 to the Company under an existing loan agreement established in April 2004, and the parties terminated the existing loan agreement by converting all debt and accrued interest owed to Mr. Myhre to common stock of the Company at a conversion price of $1.50 per share, or a total of 318,246 restricted shares of common stock. Under the settlement agreement the parties mutually released each other from all claims arising under the original loan agreement. In connection with the transaction, Mr. Myhre signed a Securities Purchase Agreement under which he agreed to purchase up to 26,667 restricted shares of common stock at $1.50 per share upon notification by the Company of its need for funds. In October 2005 the Company notified Mr. Myhre of his obligation to purchase 26,667 shares of common stock. In November 2005 Mr. Myhre purchased 6,667 shares of common stock for $10,000. In January 2006 he purchased the balance of 20,000 shares of common stock for $30,000.

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

Two former officers of the Company, Kurt T. Sadler and Robert V. Kling, formed a corporation under the name Dotronix Technology, Inc. (“DTI”). DTI purchased from Terry Myhre $12,000 of the secured debt owed by the Company to Mr. Myhre. On September 12, 2005, an agreement was executed between the Company and DTI whereby DTI acquired $83,700 of operating assets of the Company and assumed $71,700 of liabilities in lieu of foreclosure of the security interest held by DTI in the assets of the Company. The board of directors of the Company approved the transaction based on its determination that it allows the Company to dispose of assets that are no longer useful for the pursuit of a business with any meaningful future potential, relieves the Company of certain liabilities, and will enable the Company to seek a new business venture in which to participate in the future. In this regard, the settlement of debt with Terry Myhre described above was conditioned on the Company disposing of its assets and putting itself in the position where it could pursue other prospects.

At December 31, 2005, the Company had cash of $4,565 and a working capital deficit of $41,509.

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

Prior Operations

During the three month period ended September 30, 2005, the Company completed the disposition of its business assets and related operations so that it was no longer engaged in active business operations at the beginning of the quarter ended December 31, 2005. Consequently, a discussion and comparison of the Company’s results of operations for the three and six month periods ended December 31, 2005, to the comparable periods in fiscal year 2004 would not be meaningful.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking made by the Company, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as prospects for obtaining additional capital and our goal of participating in a new business venture and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our financial condition and ability to achieve our goal. These factors include competition for business opportunities, unexpected costs or expenses, legal and regulatory initiatives affecting shell corporations, and conditions in the capital markets. Because of the factors listed above, risk factors identified in our Annual Report on Form 10-KSB for the year ended June 30, 2005 filed with the Securities and Exchange Commission, and other unknown factors beyond our control, actual results may differ from those in the forward-looking statements.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits

See Exhibit Index below

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 16, 2006	Dotronix, Inc.

By	/s/ Craig S. Laughlin
Craig S. Laughlin President and Chief Financial Officer (Principal Executive Officer and Principal Financial and accounting officer)

DOTRONIX, INC.
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED DECEMBER 31, 2005

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith