Form 10QSB
period 2006-03-31
DOTRONIX INC
filed 2006-05-15
CIK 351809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2006     Commission File No. 0-9996

DOTRONIX, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1387074
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9372 Creekwood Drive, Eden Prairie, MN 55347
(Address of principal executive offices)

715-359-6373
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒      No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):      Yes   ☒      No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 21, 2006

Common stock, par value	8,002,427 shares
$.05 per share

Transitional Small Business Disclosure Format (Check One)      Yes   ☐       No   ☒

DOTRONIX, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DOTRONIX, INC.
CONDENSED BALANCE SHEETS

	March 31 2006	June 30 2005

	(UNAUDITED)
ASSETS:
CURRENT ASSETS:
Cash	$5,046	$18,295
Accounts receivable, less allowance for doubtful accounts of $0 and $1,000, respectively	—	61,812
Inventories	—	16,450
Prepaid expenses	—	18,652

TOTAL CURRENT ASSETS	5,046	115,209

PROPERTY AND EQUIPMENT	—	43,566

TOTAL ASSETS	$5,046	$158,775

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

CURRENT LIABILITIES:
Revolving loan payable to a related party	$—	$439,000
Debt due to an affiliated party	—	150,000
Accounts payable	20,825	158,302
Salaries, wages and payroll taxes	8,414	7,610
Other accrued liabilities	—	44,080
Deferred gain on sale of building to a related party	—	182,516

TOTAL CURRENT LIABILITIES	29,239	981,508

STOCKHOLDERS’ DEFICIT:
Common stock, $.05 par value, 12,000,000 shares authorized, 7,280,306 and 6,713,141 shares issued and outstanding, respectively	364,015	335,657
Additional paid-in capital	12,622,397	11,883,029
Accumulated deficit	(13,010,605)	(13,041,419)

TOTAL STOCKHOLDERS’ DEFICIT	(24,193)	(822,733)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,046	$158,775

See notes to condensed financial statements.

Note: The balance sheet as of June 30, 2005 has been condensed from the audited financial statements.

DOTRONIX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31		Nine months ended March 31

	2006	2005	2006	2005

REVENUES	$—	$109,959	$65,015	$509,697

COST OF SALES	—	99,472	27,531	402,382

GROSS MARGIN	—	10,487	37,484	107,315

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	12,679	237,508	205,143	929,467

LOSS FROM OPERATIONS	(12,679)	(227,021)	(167,659)	(822,152)

OTHER INCOME AND (EXPENSE)
Interest expense	(5)	(17,664)	(6,131)	(41,614)
Gain of sale of property and equipment	—	—	204,604	—

	(5)	(17,664)	198,473	(41,614)

NET INCOME (LOSS)	$(12,684)	$(244,685)	$30,814	$(863,766)

NET INCOME (LOSS) PER COMMON SHARE- BASIC AND DILUTED	$—	$(0.04)	$—	$(0.15)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	7,276,750	5,613,734	7,122,342	5,605,975

See notes to condensed financial statements.

DOTRONIX, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended March 31

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,814	$(863,766)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,803	42,013
Gain on transfer of net assets to a related party	(22,088)	—
Deferred gain on sale of building	(182,516)	(35,709)
Stock compensation	—	93,085
Changes in operating assets and liabilities:
Accounts receivable	43,654	25,682
Inventories	8,222	137,460
Prepaid expenses	18,652	4,118
Accounts payable and other accrued liabilities	7,068	125,617

NET CASH USED IN OPERATING ACTIVITIES	(89,391)	(471,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(17,093)
Proceeds from sale of property and equipment	1,142	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,142	(17,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on demand notes	—	269,000
Borrowings on revolving loan payable to a related party	35,000	—
Proceeds from the issuance of common stock	40,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	75,000	269,000

NET DECREASE IN CASH	(13,249)	(219,593)

CASH AT BEGINNING OF PERIOD	18,295	245,030

CASH AT END OF PERIOD	$5,046	$25,437

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Revolving loan payable to a related party and accrued interest converted to 318,246 shares of common stock	$477,369	$—
Debt to an affiliated party and accrued interest converted to 156,040 shares of common stock	156,040	—
Lease obligation due to an affiliated party converted to 66,212 shares of common stock	94,317	—
Net operating assets transferred to a related party for payment of revolving loan (operating assets at fair value of $83,700; liabilities of $71,700)	12,000	—

See notes to condensed financial statements.

DOTRONIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

A. Basis of Presentation

The condensed balance sheet as of March 31, 2006, the condensed statements of operations for the three and nine month periods ended March 31, 2006 and 2005 and the condensed statements of cash flows for the nine month periods ended March 31, 2006 and 2005 have been prepared by Dotronix, Inc., (the “Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2006 and for the three and nine month periods ended March 31, 2006 and 2005 presented herein have been made.

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

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no current operations and has a working capital deficiency. Available cash is not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C. Accounting Policies

The Company believes that the selection and application of its accounting policies are appropriately reasoned. The following are the accounting policies that management believes require the most difficult, subjective or complex judgments about matters that are inherently uncertain.

Stock Options

Prior to January 1, 2006, the Company used the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measurement and recognition of stock-based transactions with employees. No compensation cost was recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant.

Statements of Financial Accounting Standards

Effective January 1, 2006, the Company adopted the fair value recognition provisions of (SFAS No. 123R) “Share-Based Payment – an amendment of the Financial Accounting Standards Board Statement No. 123.” Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting for stock-based compensation, and requires companies to recognize in the financial statements the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The Company’s options were fully vested as of January 1, 2006, therefore the adoption of SFAS No. 123R had no impact on the Company’s financial statements. There were no new awards or modifications to existing options during the three months ended March 31, 2006.

Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, “Accounting for Stock- Based Compensation,” the Company’s net loss and net loss per share for the three and nine months ended March 31, 2005, would not be materially different.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company discontinued active business operations in the summer of 2005 and began seeking one or more business ventures in which to participate. After evaluating various prospects, during March and April 2006, the Company decided to enter the business of marketing non-prescription medical products to remedy various ailments.

Accordingly, in April 2006 the Company acquired three over-the-counter consumer healthcare products owned by Russell Mitchell and James Higgins. The purchase price for these products consisted of 492,121 shares of common stock of the Company issued to Messrs Mitchell and Higgins. This acquisition was negotiated and completed by the Company on an arms-length basis, since neither Mr. Mitchell nor Mr. Higgins had any prior position, ownership or involvement in the Company. In connection with this acquisition, Messrs Mitchell and Higgins were elected to serve on the board of directors of the Company. Since the acquisition, Mr. Mitchell was appointed as the Chief Executive Officer and the Chief Financial Officer of the Company and Mr. Higgins was appointed as the Chief Operations Officer of the Company.

The three products acquired by the Company consist of the following:

KR-78 - A non-prescription canker sore remedy in the form of a powder contained in a single use applicator providing a pre-measured dose precisely to the affected area. This product is intended to reduce the duration and severity of canker sores.

KR-78A – A non-prescription powder remedy for cold sores applied in a manner similar to KR-78, but having a different formulation and applicator.

RM-78 – A non-prescription smoking cessation aid delivered in a film strip and intended to help people reduce or eliminate their need to smoke cigarettes.

The Company acquired all trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing materials and other intellectual property related to these three non-prescription products.

The Company’s over-the-counter products will be marketed and branded through a wholly-owned subsidiary named PuraMed BioScience Inc., which was incorporated in Minnesota on May 9, 2006.

The Company believes it has the opportunity to become a significant marketer of non-prescription remedies developed in-house and sold to consumers in the OTC market, while maintaining steady growth and profitability. The Company anticipates commercial sales of its initial three products will commence in the fourth quarter of calendar year 2006. Besides these three products, the Company has several additional product lines in early stage development.

Each of Mr. Mitchell and Mr. Higgins each have extensive experience in organizing, developing and operating successful companies marketing non-prescription drugs and nutritional supplements. The Company believes their combined experience of over 40 years as principal executives and founders of companies in this industry will enable us to leverage their talents and experience to become commercially successful with good profit margins.

Product Marketing

All products will initially be test marketed utilizing print and media advertisements targeting key metropolitan areas. These cost-effective ads will be designed to sell our products directly to consumers via toll-free phone numbers and our website, as well as to refine our consumer message and promote our brand image. Initial advertising will be followed soon with TV infomercials intended to create increased consumer awareness while adding a significant revenue stream.

Once we establish our initial products and PuraMed brand with a substantial consumer base, we will expand our product distribution into many mainstream retail outlets initially focusing on drug, food and mass market channels.

After achieving satisfactory distribution within the retail channels, we intend to initiate a comprehensive promotional campaign directed toward key consumer groups.

Financial Condition, Liquidity and Capital Resources

On September 12, 2005, a “Settlement Agreement and Mutual Release” was executed between the Company and its principal creditor, Terry L. Myhre. Under the terms of the transaction, Mr. Myhre advanced an additional $35,000 to the Company under an existing loan agreement established in April 2004, and the parties terminated the existing loan agreement by converting all debt and accrued interest owed to Mr. Myhre to common stock of the Company at a conversion price of $1.50 per share, or a total of 318,246 restricted shares of common stock. Under the settlement agreement the parties mutually released each other from all claims arising under the original loan agreement. Mr. Myhre also agreed to purchase up to 26,667 restricted shares of common stock at $1.50 per share which he completed by January 2006.

On September 16, 2005, a “Settlement Agreement and Mutual Release” was executed between the Company and the Estate of William S. Sadler whereby the Estate agreed to convert all debt and accrued interest owed it by the Company to common stock at a conversion price of $1.00 per share, or a total of 156,040 restricted shares. In addition, the Estate agreed to release all obligations under a lease between the Estate and the Company for 66,212 restricted shares of Company common stock. The Company and the Estate mutually released each other from all further claims.

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

The Company, subsequent to March 31 has raised $144,800 in working capital. However, there are no existing understandings, commitments or agreements for an infusion of capital, there are no assurances to that effect and, if the Company cannot obtain additional financing, its ability to continue as a going concern is doubtful.

Prior Operations

During the three month period ended September 30, 2005, the Company completed the disposition of its business assets and related operations so that it was no longer engaged in active business operations at the beginning of the quarter ended December 31, 2005. Consequently, a discussion and comparison of the Company’s results of operations for the three and nine month periods ended March 31, 2006, to the comparable periods in fiscal year 2005 would not be meaningful.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by the Company. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as prospects for obtaining additional capital and our goal of participating in new business ventures and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our financial condition and ability to achieve our goal. These factors include competition for business opportunities, unexpected costs or expenses, legal and regulatory matters, and conditions in the capital markets. Because of the factors listed above, risk factors identified in our Annual Report on Form 10-KSB for the year ended June 30, 2005 filed with the Securities and Exchange Commission, and other unknown factors beyond our control, actual results may differ from those in the forward-looking statements.

Item 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive and Chief Financial Officer, Russell W. Mitchell, has reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, the officer believes that the Company’s disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

Changes in internal controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information

To provide working capital, during April 2006 the Company sold 230,000 unregistered common shares at $.125 per share for $28,750 to 3 accredited investors (including 60,000 shares to Craig Laughlin, a former officer and director); and during May 2006 the Company sold 362,000 unregistered common shares to three accredited investors at $0.40 per share for $144,800. During May 2006, the Company also agreed to issue 25,000 unregistered shares to its legal counsel for legal services performed for the Company based on $0.40 per share. All of the foregoing sales of common stock of the Company were made in reliance on the exemption from registration contained in Section 4 (2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

See Exhibit Index below

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2006		Dotronix, Inc.

	By	/s/ Russell W. Mitchell

Russell W. Mitchell

Chief Executive Officer
Chief Financial Officer

DOTRONIX, INC.
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED MARCH 31, 2006

21*	List of Subsidiaries

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith