Form 10KSB
period 2006-06-30
DOTRONIX INC
filed 2006-10-03
CIK 351809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2006

COMMISSION FILE NO.: 0-9996

DOTRONIX, INC.

(Name of Small Business Issuer as specified in its charter)

MINNESOTA	41-1387074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1326 Schofield Avenue, Schofield, WI 54476

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code: (715) 359-6373

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether registrant is a shell company. ☐

Issuer’s revenues for its most recent fiscal year: $65,015

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 1, 2006 was approximately $5,904,000 based upon the closing price of the Registrant’s Common Stock on such date.

There were 9,170,777 shares of Common Stock outstanding as of September 1, 2006.

Transitional Small Business Disclosure Format (check one). YES ☐	NO ☒

Part I

Item 1. DESCRIPTION OF BUSINESS

We are a business engaged in two diverse business opportunities through our wholly-owned subsidiary Minnesota Corporations, PuraMed BioScience Inc. and Grand Realty Group Inc.

As used in this report, the terms “we,” “us,” “our,” “the Company” and “Dotronix” refer to Dotronix, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise.

Background

Dotronix, Inc. was founded and incorporated in Minnesota in 1980 and for over the past 20 years was engaged in designing, manufacturing and marketing a line of cathode ray tube (“CRT”) displays and digital signs. Due to continuing losses over the past few years, we discontinued all active business operations during 2005, and thereafter began seeking new business opportunities to enter into or acquire. After evaluating various prospects in late 2005 and early 2006 we became engaged in the business of developing and marketing non-prescription healthcare products to remedy various ailments, all of which products will be marketed and sold under PuraMed BioScience.

PuraMed Products Acquired By Dotronix

In April 2006, Dotronix acquired three over-the-counter (“OTC”) non-prescription healthcare products formerly owned by its two current executive officers and which they had developed. More important, the acquisition also included the ability for us to assume and complete development of a number of homeopathic drugs which are described later. This acquisition was negotiated and completed by us on an “arms-length” basis since our current officers had no prior position, ownership or other involvement in or with Dotronix. See Item 12 – “Certain Relationships and Related Transactions.”

The three completed products acquired by the Company consisted of the following:

KR-78 - A non-prescription canker sore remedy in the form of a powder contained in a single use applicator providing a pre-measured dose precisely to the affected area. This product is intended to reduce the duration and severity of canker sores.

KR-78A – A non-prescription powder remedy for cold sores applied in a manner similar to KR-78, but having a different formulation and applicator.

RM-78 – A non-prescription smoking cessation aid delivered in a film strip and intended to help people reduce or eliminate their need to smoke or use cigarettes or other tobacco products.

Dotronix acquired all trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing materials and other intellectual property related to these three products.

We acquired these three products from Russell Mitchell and James Higgins, and incident thereto they were elected to our Board of Directors and appointed as the principal executive officers of our Company. Shortly thereafter, all other directors of Dotronix resigned and Messrs. Mitchell and Higgins are now our only directors. Mr. Mitchell and Mr. Higgins have extensive and lengthy experience in organizing, developing and operating successful businesses which marketed non-prescription drugs and nutritional supplements through OTC retail sales channels. We believe their past professional involvement in the industry is a valuable asset for us to draw upon to achieve our planned future growth and profitability for PuraMed products.

PuraMed BioScience Sublingual Homeopathic Drugs

During the six months following our April 2006 PuraMed BioScience products acquisition, we completed development of five botanically derived drugs which were under development by our current management prior to the acquisition. These five non-prescription drugs provide fast relief for various ailments through the use of under-the-tongue “sublingual” dispensers. We also have secured reliable and experienced contract manufacturers to produce and package our products and their dispensers. We are currently in the process of developing the product roll-out, media advertising, and otherwise conducting marketing operations in preparation for timely commercial introduction of these PuraMed sublingual products into the OTC marketplace.

Sublingual Dispensing – Unlike the majority of pills and drugs absorbed through the stomach directly, sublingual products are placed and absorbed directly under the tongue. Drugs from our sublingual dispensers are applied simply and immediately. Advantages of sublingual drug dispensing are faster acting absorption for quick relief, improved application safety, less stomach upset and fewer side effects.

PuraMed BioScience sublingual products include PuraMed BioScience Migraine for fast relief of migraine headaches, PuraMed BioScience Sleep for relieving insomnia and other sleep conditions, PuraMed BioScience Tension to relieve tension headaches, PuraMed BioScience Leg Cramps to remedy conditions associated with restless legs syndrome, and PuraMed BioScience Gastro-Intestinal to relieve symptoms associated with night time reflux disease.

PuraMed BioScience Migraine and PuraMed BioScience Sleep

The two initial products being commercialized are PuraMed BioScience Migraine and PuraMed BioScience Sleep, each of which provides an enormous market opportunity. Both are directed toward relief of serious recurring conditions that substantially affect and impact the quality of life of many millions of American adults. We are convinced our sublingual products for migraine sufferers and insomniacs are more effective with less side effects than both prescription and non-prescription OTC medication now broadly used for these ailments.

PuraMed BioScience Migraine provides fast relief for a large majority of migraine sufferers. Based on industry studies, we believe that approximately one-in-ten (10%) of Americans suffer from migraine headaches, with over 50% of them relying only on non-prescription OTC remedies accounting for annual sales of $2.3 billion in 2005. The American Migraine Study has reported that 32 million Americans suffer at least one migraine headache annually, and that at least 23 million of these suffer “severe” migraine headaches. The average number of migraine attacks per year in this study was over 30 for both men and women.

Most non-prescription OTC headache relief products are based on aspirin or another similar anti-inflammatory agent, which provide little or no relief and also have unpleasant or even serious side effects. We believe that PuraMed BioScience Migraine will soon capture a substantial portion of the OTC migraine market. We intend to begin our initial commercial launch or roll-out of PuraMed BioScience Migraine by January 2007.

PuraMed BioScience Sleep rapidly induces sleep for insomniacs and sufferers of other sleep disorders. Sleep remedies or aids accounted for over $201 million in OTC retail sales for 2005 according to industry data. Prescription drug sales in the sleep category totaled over $2.5 billion in the US market for the same period. Almost all OTC sleep aid sales represent products containing antihistamines as their only active ingredient. Besides having side effects ranging from unpleasant to serious, we do not believe that antihistamines are very effective to treat insomnia, which is a recurring ailment affecting as many as 70 million Americans and is the second most frequent healthcare consumer complaint after pain. We believe that PuraMed BioScience Sleep will be more effective to induce sleep than current OTC remedies, and also will have fewer side effects if any. As with PuraMed BioScience Migraine, PuraMed BioScience Sleep is based on a formula of botanically derived active ingredients. We intend to commercially introduce PuraMed BioScience Sleep to the OTC marketplace during the third quarter of 2007.

Other PuraMed BioScience Sublingual Products

Our three other completed sublingual products are:

•  PuraMed BioScience Tension – for relief of tension and tension-like headache pain which afflicts a majority of people from time-to-time.

•  PuraMed BioScience Leg Cramps – to relieve problematic leg cramps associated with restless leg syndrome suffered by a large segment of the populace, especially at nighttime.

•  PuraMed BioScience Gastro/Intestinal – to relieve symptoms associated with nighttime reflux disease.

These three other sublingual products are currently intended to be introduced commercially into our OTC marketplace sometime in the second half of 2007.

Production of PuraMed BioScience Products

We will outsource production and packaging of our PuraMed BioScience non-prescription products to various reliable and experienced contract manufacturers known by our management from prior business dealings and contract arrangements. Because of the business and contacts developed by our management over past years with certain contract manufacturers, we believe we can obtain professional and timely production of all PuraMed BioScience products.

Sales and Marketing

All of our PuraMed BioScience products will initially undergo test marketing through print, television and other advertising targeted toward key metropolitan areas. We intend to employ cost-effective ads designed to sell our products directly to consumers initially via toll-free telephone numbers and our website, as well as to refine our primary consumer message and promote our PuraMed BioScience brand image. Our initial advertising campaign will be followed up promptly by television infomercials to create increased and broad consumer awareness and purchasing of PuraMed BioScience products.

Once we establish a substantial consumer base for our PuraMed BioScience products and brand, we intend to expand our product marketing and distribution into various mainstream retail outlets primarily focusing on drug, food and mass market channels. After achieving satisfactory distribution networks within our chosen retail outlet channels, we intend to initiate an ongoing promotional campaign directed toward certain key consumer groups.

Competition

The non-prescription healthcare market in which we are engaged is intensely competitive, and virtually all of our competitors have substantially greater financial, personnel, development and marketing resources than us, which puts us at a definite competitive disadvantage. Our major competitors have substantially larger sales volumes than we expect to realize, and also have greater business diversification in most cases. We also must compete with numerous small companies selling products into the same marketing channels targeted by us. We also expect to encounter additional new competitors from time to time.

We believe that the principal competitive factors in our industry include quality and pricing of our products, product effectiveness, customer preferences, marketing and distribution networks, and brand awareness. There is no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially harm our operation, business and financial condition.

Employees and Facilities

Our two executive officers are our only fulltime employees, and they are compensated through a consulting agreement with their private company. Our operations are conducted from office and development spaces in suburban Wausau, Wisconsin which is provided to us under contract with the private company owned by our management.

Intellectual Property

Our future growth and success will depend materially upon our ability to protect our PuraMed trademarks, trade names and trade secrets. In addition to applying for patents on our products, we will also rely upon trade secrets, proprietary know-how, and continuing development and innovation to compete in the OTC marketplace. In the event any patent application is denied, we still regard our intellectual property rights as being substantially valuable. There is no assurance, however, that we will be able to protect our intellectual property effectively, and any failure to do so would be harmful to us.

Grand Realty Corporation

We have recently incorporated a Minnesota corporation which is Grand Realty Group, Inc., and which is a distinct business from our PuraMed BioScience products business. Grand Realty Group Inc. is wholly-owned by our Company, and is related to the Grand Sierra Resort Corp. (“Grand Sierra”) complex in Reno, Nevada. We have completed two involvements with Grand Sierra, the first being an investment transaction through our purchase of an equity interest in the Grand Sierra development, and the second an operational contract to assist Grand Sierra in the marketing of their condominium units now being completed in the Grand Sierra Resort in Reno.

Purchase of Grand Sierra Common Stock – In May, 2006 we obtained from Grand Sierra a warrant to purchase up to 5,000,000 common shares of Grand Sierra at $.40 per share which warrant expired in June 2006. Under the terms of the warrant, we completed the purchase of a total of 1,037,500 shares of common stock of Grand Sierra resulting in a less than 1% ownership interest. Grand Sierra is a private company incorporated in the State of Nevada. The funding for our purchase of the Grand Sierra equity position was obtained by us through a private placement of our common stock conducted in May-June 2006.

Condominium Marketing Contract – Our other transaction with Grand Sierra consists of a marketing agreement entered into between us and Grand Sierra in August 2006. Under the terms of this agreement, we are assisting Grand Sierra to market condominium units being developed by them in the hotel/casino complex owned by Grand Sierra in Reno. We are responsible to assist Grand Sierra by obtaining the services of registered real estate brokers to sell their condominium units to residential, business or investment purchasers. Our agreement is non-exclusive meaning that none of these condominium units are reserved for purchase until the purchaser has entered into a standard Grand Sierra purchase agreement and made the required down payment for the specific condominium unit. The agreement provides for compensation to us in the amount of $15,000 monthly, it may be terminated by either party upon 60 days written notice to the other party, and it will terminate automatically in the event we fail to be responsible for condominium sales less than an equivalent of 1.5 units per month.

Grand Sierra Resort Corp.

Grand Sierra Resort Corp., a Nevada corporation purchased the Reno Hilton hotel-casino complex from Harrah’s Entertainment Inc. in June 2006, and shortly thereafter the name was changed to Grand Sierra Resort & Casino.

Grand Sierra currently is in the process of executing a comprehensive development plan intended to create one of the largest “destination” resort and entertainment centers in the western United States other than Las Vegas. Grand Sierra obtained debt financing in excess of $200 million for the purpose of purchasing the Reno Hilton and providing working and development capital for renovating and improving the complex.

The Grand Sierra Resort complex is the largest hotel complex in northern Nevada, having approximately 2,000 hotel rooms, a casino gaming area of 170,000 square feet, numerous retail stores and restaurants, a first class dinner theater, 200,000 square feet of convention and meeting spaces, and various entertainment facilities including a large bowling alley, golf driving range, children’s arcade, and others. This hotel resort complex is situated on 145 acres along the scenic Truckee River in Reno which provides Grand Sierra with ample and premium acreage to execute its goal to reposition this hotel complex as a leading family-friendly world class tourist attraction.

Grand Sierra’s future development plan for this Reno complex includes expansion and redesign of casino spaces, upgrading hotel common spaces and adjoining grounds, adding upscale restaurants and retail outlets, and adding a signature large waterpark. In particular, the proposed waterpark is being planned to be one of the largest in the country and the first indoor hotel waterpark in the western United States.

Condominium development and sales also have been undertaken by Grand Sierra. The top 11 floors of the 27-floor hotel tower are being converted into condominium units currently, which will result in over 800 condominium units offered in five different styles and sizes. A substantial number of these condominium units already have been sold by Grand Sierra.

Grand Sierra has advised us that its primary mission in Reno is to create a world class entertainment destination for families, leisure and business travelers, conventioneers and others, as well as serving regular gaming enthusiasts. Grand Sierra intends to develop a premier entertainment destination which will appeal to all groups and be particularly attractive to families and business conventioneers.

Item 2. DESCRIPTION OF PROPERTIES

Dotronix does not own or rent directly any real estate, and holds no material tangible personal property. Intellectual property consists of the technology, know-how, formulas and trade names and secrets related to its various PuraMed BioScience non-prescription OTC healthcare products. Dotronix also owns the Grand Sierra common stock described in Item 1 of this Form 10-KSB report.

Item 3. LEGAL PROCEEDINGS

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ OTC Bulletin Board under the symbol “DOTX”. The following quotes represent the high and low sales prices as reported by NASDAQ for our past two fiscal years. These quotes reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended June 30, 2006	High	Low
First Quarter	$0.45	$0.17
Second Quarter	$0.31	$0.13
Third Quarter	$0.51	$0.16
Fourth Quarter	$1.55	$0.32

Fiscal Year Ended June 30, 2005	High	Low
First Quarter	$3.00	$1.85
Second Quarter	$2.45	$0.80
Third Quarter	$0.92	$0.40
Fourth Quarter	$0.53	$0.30

As of September 1, 2006, the Company had approximately 306 shareholders of record.

The Company did not declare or pay any cash dividends on its common stock during the last two fiscal years ended June 30, 2006 and 2005, and does not expect to pay cash dividends for the foreseeable future.

There were no issuer repurchases by the Company during the fiscal year ended June 30, 2006.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes included in this Form 10-KSB. Our consolidated financial statements included herein have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP).

Forward-Looking Statements

This Annual Report on Form 10-KSB contains “forward-looking statements” within in the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933. Forward looking statements typically contain words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” or similar other words. Statements expressing expectations regarding our future business and prospects or projections we make relating to products, sales, revenues and earnings are typical of such forward-looking statements.

All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict future results and activities. Our actual results may differ materially from those projected, stated or implied in our forward-looking statements as a result of many factors including, but not limited to, our overall industry environment, customer and retail outlet acceptance of our products, effectiveness of our marketing and promotional activities, failure to develop and commercialize new products, material delay in the introduction of products, government regulatory matters, production and/or quality control problems, product liability matters, competitive pressures, inability to raise sufficient working capital, general economic conditions and our financial condition.

Our forward-looking statements relate only as of the date made by us. We undertake no obligation to update or revise any such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider all disclosures we make in this and other reports which relate to risk factors germane to our business and industry.

Comparison of Results of Operations for Fiscal Years Ended June 30, 2006 and 2005.

Revenues and Gross Margin – Revenues during the fiscal year 2006 were $65,015 compared to revenues of $641,830 for fiscal year 2005. All revenues in both of these fiscal years consisted of sales of products no longer offered by us after we discontinued active business operations during the first half of fiscal 2006. Due to this termination of active business operations, a comparison of our gross margins for fiscal years 2006 and 2005 is not meaningful.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses decreased materially from $1,104,355 in fiscal 2005 to $328,768 in fiscal 2006, due primarily to personnel and administrative expense reductions effected during our termination of active business operations.

Operating Loss – Operating loss decreased from $975,381 in fiscal year 2005 to $291,284 in fiscal year 2006. A comparison of operating losses for these two fiscal years is not meaningful because of our termination of active business operations in fiscal year 2006.

Other Income and (Expense) – Interest expense decreased from $48,449 in fiscal year 2005 to $6,137 in fiscal year 2006, primarily due to settlement of outstanding loans incident to our discontinuance of active business operations. We realized a gain on sale of property and equipment of $204,604 in fiscal year 2006 compared to $17,605 in fiscal year 2005, again due primarily to our disposal of operating assets in fiscal year 2006. In fiscal year 2005 we also gained $78,559 related to settlement of certain trade payable amounts. Accordingly, due to these differences in other income and (expense) items, we realized non-operating income of $47,715 in fiscal year 2005 compared to $198,467 in fiscal year 2006.

Net Loss – Our net loss decreased from $927,666 in fiscal year 2005 to $92,817 in fiscal year 2006, primarily due to reduction of personnel, marketing activities and administration expenses related to our becoming operationally inactive in fiscal year 2006 along with our substantial property sale gain in fiscal 2006.

Plan of Operation and Liquidity

Our current business strategy is to complete development and promotion of our initial over-the-counter consumer healthcare products in order to commence commercial introduction of PuraMed BioScience products by January 2007. Our long-term goal is to achieve continual and material growth of PuraMed BioScience product sales and PuraMed BioScience brand awareness to realize our projected substantial profitability as soon as possible. In order to implement our strategy, we intend to execute the following activities during the next twelve months:

Commercialize PuraMed BioScience Products - Our primary focus for the remainder of calendar year 2006 will be to establish responsible outsourced production suppliers and experienced marketing channels to produce and market our PuraMed BioScience products on a commercial scale. We have obtained all vendors, suppliers and subcontract third parties for our planned raw materials and production needs, and we will continue to identify and obtain alternate sources for our product inventories.

Expansion of Sales and Marketing Activities – We will continue and expand upon our marketing activities focused toward obtaining adequate retail outlets and direct to consumer media advertising for our planned product sales, as well as promoting and building PuraMed BioScience brand awareness. We will participate in certain industry trade shows and similar events, and we well engage in substantial media advertising and direct sales media campaigns to attract and secure consumers for our PuraMed BioScience products.

Continuation of Product Development – We will complete development and testing of our PuraMed BioScience migraine headache relief product by December 2006 in order for it to be produced and sold commercially by January 2007. We also will commence development of at least one additional PuraMed BioScience product during the next year.

We anticipate spending the following approximate amounts in the next twelve months regardless of whether we receive any revenues from PuraMed BioScience product sales during the period:

Sales and marketing expenses	$750,000
Research and development activities	150,000
Purchase of product inventory and raw materials	170,000
General and administrative expenses including rent, fixed overhead and management compensation of $192,000	320,000
$1,390,000

We currently have little of the funding needed to accomplish our planned business strategy or support the foregoing projected expenses. We plan to obtain the needed working capital primarily through sales or our common stock, which there is no assurance we will be able to accomplish. If we cannot obtain substantial working capital through common stock sales or other sources (if any), we will be forced to curtail our planned business operations in large part or even discontinue our PuraMed BioScience business operations. We currently only have funds to support our business until December 2006.

Off-Balance Sheet Arrangements

None

Item 7. FINANCIAL STATEMENTS

The consolidated financial statements of Dotronix are included with an accompanying index in a separate financial section at the end of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A. CONTROLS AND PROCEDURES

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

During the audit of the Company’s consolidated financial statements for the year ended June 30, 2006, the Company’s independent auditors identified situations where the Company lacked in-house accounting expertise primarily related to accounting for certain equity transactions and stock options. The independent auditors have indicated these situations constitute significant deficiencies in accounting controls. The Company is currently assessing its options to address these situations.

ITEM 8B. OTHER INFORMATION

None

Part III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors of the Company

The executive officers and directors of the Company are as follows:

Name	Age	Position

Russell W. Mitchell	45	CEO, CFO and Director
James W. Higgins	46	Chief Operating Officer and Director

Russell W. Mitchell has been a principal officer and director of Dotronix since April 2006, and he is employed fulltime by our Company. He has been President of Mitchell Health Marketing Alliance, Inc. since being founded by him in 1994. Mitchell Health Marketing Alliance has specialized in the marketing and distribution of non-prescription healthcare and nutritional products and has serviced over 48,000 retail locations nationwide in that industry. Mr. Mitchell has been a pioneer in establishing the market value of clinical trials showing the efficacy of non-prescription over-the-counter (OTC) products. He also has extensive experience in formulating and manufacturing both prescription and non-prescription healthcare remedies. From September 2002 until April 2005, he also was the President of GelStat Corporation, a public company which developed and marketed non-prescription migraine headache and other remedies.

James W. Higgins has also been a principal officer and director of Dotronix since April 2006. Since 2000, he also was Executive Vice President of Mitchell Health Marketing Alliance, Inc. Mr. Higgins is employed fulltime by our Company. From September 2002 to April 2005, he was Executive Vice President of GelStat Corporation. Mr. Higgins has over the past 20 years acquired extensive experience in product development, manufacturing, retail distribution and logistics for many OTC healthcare and nutraceutical products.

The Company does not have an audit committee, but rather the entire board of directors act as the Audit Committee of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Based solely on copies of Section 16(a) forms and representations from the Company’s executive officers, directors and ten-percent beneficial owners, the Company believes these persons have complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2006, with the following exceptions.

Craig S. Laughlin acquired 63,000 common shares of Dotronix including 3,000 shares on December 19, 2005 and 60,000 shares on April 11, 2006, and both of these transactions were reported late in a Form 4 filed August 30, 2006.

Terry L. Myhre acquired 326,426 shares of Dotronix on September 9 -12, 2005, and filed his Form 4 report late on October 3, 2005; Mr. Myhre also acquired 26,667 shares on January 17, 2006 and filed his Form 4 report late on June 29, 2006.

Kurt T. Sadler acquired 222,252 common shares of Dotronix on September 15, 2005 and filed his Form 4 report late on September 27, 2005; Mr. Sadler also acquired an option to purchase 314,400 shares from the William S. Sadler Qualified Marital Trust U/W which transaction was reported late in a Form 4 filed on April 17, 2006.

Robert Williams is the beneficial owner of more than 10% of the outstanding common stock of Dotronix according to its books and records and he has not filed a Form 3 or any subsequent Form 4 reports that may be required.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct (“the Code”), which applies to the business conduct of the principal executive officer, principal financial officer, principal accounting officer and controller. The Code is available to any shareholder who sends a written request for a paper copy to: Dotronix, Inc., ATTN: James W. Higgins, COO, 1326 Schofield Avenue, Schofield, WI 54476. If the Company makes any substantive amendments to the Code or grants any waiver, including any implicit waiver from a provision of the Code for the directors or executive officers, the nature of such amendment or waiver will be disclosed in a Current Report on Form 8-K.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for fiscal years ended June 30, 2006, 2005 and 2004, respectively, compensation which was paid by the Company to the following executive officers. No other officer of the Company received annual compensation exceeding $100,000 for these three fiscal years.

		Annual Compensation	Long -Term Compensation
Name and Principal Position	Year	Salary ($)	Options Granted (#)

Russell W Mitchell (1)	2006	$27,000	—
CEO and CFO	2004 - 2005	—	—

Craig S. Laughlin (2)	2006	17,500	—
CEO	2004 - 2005	—	—

Kurt T. Sadler (3)	2006	—	—
CEO/President	2005	98,673	—
	2004	79,800	50,000

(1)	Mr. Mitchell became CEO in April 2006 and he received his 2006 compensation through a consulting contract requiring an $8,000 monthly payment.

(2)	Mr. Laughlin served as CEO of the Company from October 24, 2005 to April 2006.

(3)	Mr. Sadler resigned his CEO/President position in October 2005.

Option Grants During Fiscal 2006

There were no grants of stock options to any persons named in the “Summary Compensation Table” above during fiscal year 2006 ended June 30, 2006, nor were there any SAR grants to these persons.

Option Exercises During 2006 Fiscal Year and Fiscal Year-End Option Values

None of the persons in the above “Summary Compensation Table” exercised any stock options or SAR grants during fiscal year ended June 30, 2006.

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at June 30, 2006 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at June 30, 2006 Exercisable/Unexercisable
Kurt T. Sadler	0	$0	75,000 Exercisable 0 Unexercisable	$0 Exercisable $0 Unexercisable

Compensation of Directors

The Company has accrued director compensation of $5,000 during the fiscal year ended June 30, 2006.

Compensation of Management

Through a consulting agreement, Messrs. Mitchell and Higgins provide all executive officer and director functions for our Company, including their compensation, provision of offices and development and marketing resources from their Wausau, Wisconsin location, and secretarial and administrative services. We pay them a total of $25,000 monthly for their employment compensation and the provision of these other services and resources.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2006, certain information with respect to beneficial ownership of common stock of the Company, of the executive officers of the Company and the directors of the Company, and by all persons known by the Company to own more than 5% of the Company’s outstanding common stock. Unless otherwise indicated, each listed shareholder has sole investment and voting power with respect to their shares.

	Common Stock
Name and address of beneficial owner:	Number of shares beneficially owned (1)	Percent of Class

Russell W. Mitchell
1326 Schofield Avenue
Schofield, WI 54476	246,061	2.7%

James W. Higgins
1326 Schofield Avenue
Schofield, WI 54476	246,060	2.7%

William S. Sadler Qualified Marital Trust U.W
1370 West Ryan Avenue
Roseville, MN 55113	786,211	8.6%

Kurt T. Sadler (2)
1217 Dawn Lane
Woodbury, MN 55121	915,913	10.0%

Terry L. Myhre
1401 W. 76th Street
Richfield, MN 55423	1,444,913	15.8%

Robert Williams (3)
4047 Cleveland St. NE
Columbia Heights, MN 55421	1,111,000	12.1%

All officers and directors as a group (2 persons)	492,121	5.3%

(1)

For each person or group, any securities that the person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, have been added to the total amount of outstanding shares when determining the percent owned by such person or group.

(2)

Includes 786,211 shares owned by William S. Sadler Trust, of which he disclaims beneficial ownership except for his pecuniary interest; and 75,000 shares underlying stock options exercisable within 60 days.

(3)	Includes 148,333 shares owned directly by Robert Williams Trust and 649,000 shares owned by Evolving Capital Inc. of which Mr. Williams is the sole shareholder.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation plans approved by security holders	167,500 (1)	$0.36	213,809 (2)

Equity compensation plans not approved by security holders	None	Not Applicable	None

Total	167,500		213,809

____________________________________________________________________________________

(1) 150,000 shares to be issued under outstanding options under the 1999 Employee Plan, 7,500 shares under the 1999 Non-employee Director Plan, 10,000 shares under the 1991 Non-employee Director Plan.

(2) 162,509 shares remaining under the Employee Plan and 51,300 shares remaining under the Non-employee Director Plan. The shares remaining under the Employee Plan are issuable in the form of options, restricted common stock or non-restricted common stock. The shares remaining under the Non-employee Director Plan are issuable in the form of options and non-restricted common stock.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2006 we purchased the rights to three non-prescription healthcare products from Messrs. Mitchell and Higgins, who were not affiliated with the Company at the time but are currently, our two principal executive officers, in consideration for which we issued them a total of 492,121 shares of unregistered common stock of Dotronix.

Robert Williams, a principal shareholder of Dotronix, purchased a total of 182,000 common shares of Dotronix in fiscal year 2006 at $.40/share in April 2006. In addition, 148,333 shares were purchased by the Robert Williams Trust at $.60/share in July 2006.

In September 2005 Terry L. Myhre and our company entered into a settlement agreement whereby Mr. Myhre converted substantial debt owed to him by Dotronix to 318,246 shares of our common stock based on $1.50 per share and incident thereto Mr. Myhre also advanced $35,000 to our company for working capital. He also purchased an additional 26,667 shares of our common stock at $1.50 per share from October 2005 – January 2006.

On September 2005 the Estate of William S. Sadler also entered into a settlement with us whereby the Estate converted all debt owed it by the Company into our common stock based on $1.00 per share, for which the Estate received a total of 156,040 shares. We also settled a lease agreement between the Estate and us whereby we issued the Estate an additional 66,212 common shares in full settlement of the remaining lease obligations.

Two former officers of our Company, Kurt T. Sadler, and Robert V. Kling, formed a corporation under the name Dotronix Technology, Inc. (“DTI”) which corporation acquired $12,000 of secured debt owed by us to Mr. Myhre. In September 2005 we entered into an agreement with DTI whereby DTI acquired $83,700 of operating assets of the Company by assuming $71,700 of liabilities in lieu of foreclosure of the security interest held by DTI in the assets of the Company, and satisfaction of the $12,000 note owed to Mr. Myhre.

Item 13. EXHIBITS

See “Exhibit Index” following the consolidated financial statements in this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Lurie Besikof Lapidus & Company, LLP has acted as the Company’s independent accounting firm for the fiscal year ended June 30, 2006 and 2005.

AUDIT FEES

The aggregate fees billed and to be billed by Lurie Besikof Lapidus & Company, LLP for fiscal years 2006 and 2005 are as follows:

	2006	2005
Audit (and Review) Fees	$37,400	$34,500

Tax Fees	—	3,500

	$37,400	$38,000

Audit and review fees are for the annual year-end audit and for quarterly reviews. Tax fees include fees for preparing state and federal tax returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOTRONIX, INC.
Date: September 28, 2006	By	/s/ Russell W. Mitchell
Russell W. Mitchell, CEO/CFO

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature
September 28, 2006	By	/s/ Russell W. Mitchell
Russell W. Mitchell, Director (principal executive officer) (principal financial officer)

September 28, 2006	By	/s/ James W. Higgins
James W. Higgins, Director

DOTRONIX, INC.

Index to Consolidated Financial Statements

Page(s)
Report of Independent Registered Public Accounting Firm	22
Consolidated Balance Sheets	23
Consolidated Statements of Operations	24
Consolidated Statements of Stockholders’ Equity (Deficit)	25
Notes to Consolidated Financial Statements	27 - 37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Dotronix, Inc.

Schofield, Wisconsin

We have audited the accompanying consolidated balance sheets of Dotronix, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dotronix, Inc. as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has no current operations, has limited working capital, and current cash and cash available is not sufficient to fund operations beyond a short period of time. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lurie Besikof Lapidus & Company, LLP

Minneapolis, Minnesota

September 28, 2006

DOTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

	June 30
CURRENT ASSETS:	2006	2005
Cash and cash equivalents	$88,697	$18,295
Accounts receivable, less allowance for doubtful
accounts of none and $1,000, respectively	—	61,812
Inventories	—	16,450
Prepaid expenses	—	18,652
TOTAL CURRENT ASSETS	88,697	115,209

PROPERTY AND EQUIPMENT	—	43,566

INVESTMENT IN GRAND SIERRA RESORT CORP.	415,000	—

PURAMED BIOSCIENCE PRODUCTS, net of accumulated
amortization of $6,765 and none, respectively	244,217	—

TOTAL ASSETS	$747,914	$158,775

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$15,873	$158,302
Accrued liabilities	37,100	51,690
Revolving loan payable to a related party	—	439,000
Due to an affiliated party	—	150,000
Deferred gain on sale of building to a related party	—	182,516
TOTAL CURRENT LIABILITIES	52,973	981,508

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.05 par value, 12,000,000 shares
authorized, 9,170,777 and 6,713,141 shares issued
and outstanding, respectively	458,539	335,657
Additional paid-in capital	13,370,638	11,883,029
Accumulated deficit	(13,134,236)	(13,041,419)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	694,941	(822,733)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$747,914	$158,775

See notes to consolidated financial statements.

DOTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30
	2006	2005

REVENUES	$65,015	$641,830

COST OF SALES	27,531	512,856

GROSS MARGIN	37,484	128,974

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	328,768	1,104,355

LOSS FROM OPERATIONS	(291,284)	(975,381)

OTHER INCOME AND (EXPENSE)
Interest expense	(6,137)	(48,449)
Gain on sale of property and equipment	204,604	17,605
Vendor settlements of amounts owing on trade payables	—	78,559
	198,467	47,715

NET LOSS	$(92,817)	$(927,666)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.17)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	7,449,436	5,619,816

See notes to consolidated financial statements.

DOTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid in Capital	Accumulated Deficit
	Shares	Amount			Total

Balances at June 30, 2004	5,578,241	$278,912	$11,698,190	$(12,113,753)	$(136,651)

Common stock sold, net of $16,500
of offering expenses	1,100,000	55,000	93,500	—	148,500

Common stock issued for services	34,900	1,745	91,339	—	93,084

Net loss	—	—	—	(927,666)	(927,666)

Balances at June 30, 2005	6,713,141	335,657	11,883,029	(13,041,419)	(822,733)

Common stock issued for settlement of debt	540,498	27,025	700,701	—	727,726

Common stock issued for services	25,000	1,250	24,507	—	25,757

Common stock issued for PuraMed
BioScience products, including 19,684
shares issued for commission	511,805	25,591	225,391	—	250,982

Common stock sold, net of $225,554
of offering expenses including
value of warrants issued (Note E)	1,380,333	69,016	537,010	—	606,026

Net loss	—	—	—	(92,817)	(92,817)

Balances at June 30, 2006	9,170,777	$458,539	$13,370,638	$(13,134,236)	$694,941

See notes to consolidated financial statements.

DOTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(92,817)	$(927,666)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	6,803	42,280
Amortization	6,765	24,698
Gain on sale of property and equipment	(22,088)	(17,605)
Deferred gain on sale of building	(182,516)	(47,613)
Stock compensation	25,757	93,084
Vendor settlements	—	(78,559)
Changes in operating assets and liabilities:
Accounts receivable	43,654	(29,406)
Inventories	8,222	187,103
Prepaid expenses	18,652	(3,752)
Accounts payable and accrued liabilities	30,802	119,690

NET CASH USED IN OPERATING ACTIVITIES	(156,766)	(637,746)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Grand Sierra Resort Corp.	(415,000)	—
Proceeds from sale of property and equipment	1,142	15,707
Purchases of property and equipment	—	(22,196)

NET CASH USED IN INVESTING ACTIVITIES	(413,858)	(6,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving loan	35,000	269,000
Proceeds from the issuance of common stock	606,026	148,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	641,026	417,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70,402	(226,735)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,295	245,030

CASH AND CASH EQUIVALENTS AT END OF YEAR	$88,697	$18,295

See notes to consolidated financial statements.

DOTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2006 and 2005

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

Dotronix, Inc. (the “Company”), founded in 1980 as a Minnesota corporation, originally designed, manufactured and marketed cathode ray tube (“CRT”) displays. In recent years the Company had attempted to enter the electronic digital signage business without success. The Company had not been successful in returning to profitability, and since January 2005 engaged in the process of restructuring, including the elimination of outstanding debt obligations, discontinuance of its historic CRT business and positioning the Company for participation in a new business venture; these activities were completed during 2006. Revenues for 2006 and 2005 are from the historical CRT and signage business; the Company does not anticipate any future revenues from these activities.

In April 2006, the Company acquired three over-the-counter consumer healthcare products owned by Mr. Russell Mitchell and Mr. James Higgins, who subsequently became the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Chief Operations Officer, respecitvely. The Company believes it has the opportunity to become a significant marketer of non-prescription remedies developed in-house and sold to consumers in the OTC market. Since the acquisition, the Company has focused on product development and marketing efforts. Production and packaging of the products are anticipated to be outsourced to experienced contract manufacturers.

On May 15, 2006, the Company acquired a warrant to purchase up to 5 million common shares of Grand Sierra Resort Corp., a Nevada Corporation (Grand Sierra) at $0.40 per share. On June 6, 2006, the Company acquired 1,037,500 shares of Grand Sierra’s common stock for $415,000, representing an ownership interest of less then 1%, and the warrant expired. The company accounts for its investment in Grand Sierra using the cost method. Grand Sierra had an agreement, which was completed June 23, 2006, to purchase the Reno Hilton from Harrah’s Entertainment, Inc. The Reno Hilton is a hotel/casino entertainment complex in Reno, Nevada having approximately 2,000 hotel rooms and situated on approximately 145 acres. Grand Sierra intends to initiate and complete a comprehensive development plan to create one of the largest destination resort and entertainment centers in the western United States other than Las Vegas. Subsequent to June 30, 2006, we entered into a non-exclusive marketing agreement with Grand Sierra to assist in the marketing of the proposed condominiums to be developed in the new complex. The agreement requires Grand Sierra to pay the Company a $15,000 monthly fee which can be cancelled by either party upon 60 days notice, and it will terminate automatically in the event the company fails to be responsible for condominium sales less than an equivalent of 1.5 units per month.

We are now a business engaged in two business opportunities, through our wholly-owned subsidiaries PuraMed Bioscience Inc. and Grand Realty Group Inc. (formed after June 30, 2006).

Consolidation policy:

The consolidated financial statements include the Company and its wholly-owned subsidiary PuraMed BioScience Inc. (PuraMed). PuraMed, a Minnesota corporation, was formed in 2006 to facilitate the medical product business and has been inactive since formation.

Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. The carrying value of the Company’s investments in Grand Sierra and PuraMed BioScience products represent significant estimates. Actual results could differ from those estimates.

Cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Stock options:

Effective January 1, 2006, the Company adopted the fair value recognition provision of Statements of Financial Accounting Standards (SFAS) No. 123R “Share-based Payment – an amendment of the Financial Accounting Standards Board Statement No. 123.” Among other items, SFAS No.123R eliminated the use of APB No. 25 and the intrinsic value method of accounting for stock-based compensation, and requires companies to recognize in the financial statements the cost of employee/director services received in exchange for awards of equity instruments, based on the grate date fair value of those awards. The Company’s options were fully vested as of January 1, 2006, therefore the adoption of SFAS No. 123R had no impact on the Company’s financial statements.

Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and net loss per share for the year ended June 2005, would not be materially different.

Fair value of financial instruments:

Cash, receivables, revolving debt, accounts payable, accrued liabilities are carried at amounts that reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest that are consistent with current market rates.

Inventories:

Inventories were valued at the lower of cost (first-in, first-out method) or market.

Inventories consist of the following at June 30:

	2006	2005

Raw materials	$—	$140,577
Finished Goods	—	47,126
	$—	$187,703
Reserve for obsolescence	—	171,253

Inventories	$—	$16,450

The reserve for obsolescence was established to reduce inventories to the lower of cost or market. The amount of the reserve for obsolescence was calculated based on values determined by distressed inventory resellers.

Property and equipment:

Property and equipment was recorded at cost less accumulated depreciation. Depreciation was provided using the straight-line method over estimated useful lives of twenty-five years for building improvements, five years for machinery, laboratory equipment and office furniture and fixtures. Data processing hardware and software was depreciated over two to five years.

PuraMed BioScience products:

PuraMed BioScience products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated useful life of seven years.

Amortization expense is expected to be $35,854 each year through 2012 and $29,093 for 2013.

The carrying value is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment exists at June 30, 2006.

Loss per common share:

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. Because of the net losses in fiscal 2006 and 2005, all stock options and warrants totaling 321,450 and 82,000 at June 30, 2006 and 2005, respectively, have an anti-dilutive effect and have been excluded from loss per common share calculations.

Reclassifications:

Certain reclassifications were made to the 2005 consolidated financial statements to make them comparable with the 2006 presentation. The reclassifications did not affect consolidated stockholders’ equity (deficit), net loss, or net cash flows.

B.            FINANCING ARRANGEMENTS, MANAGEMENT PLANS, AND GOING CONCERN CONSIDERATIONS

Financing arrangements

On June 14, 2005, the Company completed the sale of 1,100,000 shares of restricted unregistered common stock at a price of $0.15 per share or a total of $148,500 net of offering expenses, to a group of four investors.

On June 30, 2005, the balance of the loan owed to Mr. Terry L. Myhre was $439,000 and the balance of the loan owed to the Estate of William S. Sadler was $150,000.

In September 2005, Mr. Myhre and the Company entered into a settlement agreement whereby Mr. Myhre converted substantial debt owed to him by Dotronix to 318,246 shares of the Company’s common stock based on $1.50 per share and advanced $35,000 to the Company’s working capital. He also purchased an additional 26,667 shares of the Company’s common stock at $1.50 per share from October 2005 to January 2006.

In September 2005, the Estate of William S. Sadler also entered into a settlement with the Company whereby the Estate converted all debt owed it by the Company into common stock based on $1.00 per share, for which the Estate received a total of 156,040 shares. The Company also settled a lease agreement between the Estate and the Company whereby the Company issued the Estate an additional 66,212 common shares in full settlement of the remaining lease obligations.

Two former officers of the Company, Kurt T. Sadler, and Robert V. Kling, formed a corporation under the name Dotronix Technology, Inc. (DTI) which held $12,000 of secured debt owed to Mr. Myhre. In September 2005 the Company entered into an agreement with DTI whereby DTI acquired $83,700 of operating assets of the Company by assuming $71,700 of liabilities in lieu of foreclosure of the security interest held by DTI in the assets of the Company, and satisfaction of the $12,000 note owed to Mr. Myhre.

On April 11, 2006, the Company issued 492,121 shares of common stock in exchange for the rights, title, and interest in PuraMed Bioscience products. The market value of the common stock on the date of exchange was $250,982. The Company issued 19,684 shares of common stock valued at $7,874 as a commission for the issuance of the shares.

During the quarter ended June 30, 2006, the Company completed the sale of 1,380,333 shares of restricted unregistered common stock for a total of $606,026 net of offering expenses. The Company used the proceeds from the sale of common stock to purchase 1,037,500 shares of Grand Sierra Resort Corp. common stock for $415,000.

Going Concern

At June 30, 2006, the Company had working capital of $35,724 and has little of the funding needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through sales of its common stock, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations. The Company currently estimates it only has funds to support the operations of the business through December 2006. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

C.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30
	2006	2005
Building improvements	$—	$28,293
Machinery and laboratory equipment	—	154,558
Office furniture and fixtures	—	24,850
Data processing equipment	—	280,346

	—	488,047
Less accumulated depreciation	—	444,481
	$—	$43,566

D.	COMMITMENTS

Leases:

Warehouse facilities were leased under a noncancelable operating lease with a related party requiring a $22,759 minimum lease payment for the year ended June 30, 2006. The Company’s obligation under this lease was settled by an agreement executed in September 2005 under which the related party accepted the Company’s common stock for all obligations under the lease.

Total rent expense for the Company for the years ended June 30, 2006 and 2005 was approximately $25,000 and $100,000, respectively.

Employment Agreements:

Mr. Sadler and Mr. Kling were employed under employment agreements which were to expire on June 30, 2006, and which provided for a monthly base salary of not less than $6,650 and $6,500 respectively, and were adjusted annually. On September 12, 2005, these employment agreements were cancelled for consideration for each officer of $20,000 in cash and an option to purchase 50,000 shares of Company’s common stock at an exercise price of $0.21 for Mr. Kling and $0.23 for Mr. Sadler, which expires September 12, 2009. The aggregate fair value of the options of approximately $15,800 was recorded as an expense during the year ended June 30, 2006.

E.	STOCKHOLDERS’ EQUITY (DEFICIT)

Options

The Company has an incentive stock option plan (1999 Employee Stock Incentive Plan) for employees for the granting of options to purchase up to 500,000 shares of the Company’s common stock. The options generally vest ratably over six months and expire in ten years. All options are granted at the closing market price on the date of grant. No options, other then the 100,000 options issued to cancel employment agreements (Note D), were granted in fiscal 2006 and 2005.

The Company also has a non-qualified stock option plan for non-employee directors (1999 Non-employee Director Stock Option and Stock Grant Plan) for the granting of options to purchase up to 100,000 common shares. Each non-employee director is automatically granted annually an option to purchase 2,500 shares of common stock, and new directors receive an initial option grant to purchase 5,000 shares of common stock. All options are granted at the closing market price on the date of grant.

The weighted-average fair value of options granted in 2005 was $0.88 per option.

A summary of the Company’s stock options is presented below:

	Years Ended June 30
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	78,500	$0.76	80,228	$0.82
Granted	100,000	$0.22	5,000	$0.95
Cancelled	(11,000)	$2.05	(6,728)	$1.73
Outstanding at end of year	167,500	$0.36	78,500	$0.76

Options exercisable at year end	167,500	$0.36	78,500	$0.76

The following table summarizes information about stock options outstanding at June 30, 2006:

Options Outstanding and Exercisable:

Options Outstanding	Remaining Contractual Life (Years)	Exercise Price
50,000	3.2	$0.21
50,000	3.2	$0.23
2,500	3.4	$0.23
25,000	2.4	$0.36
25,000	2.4	$0.40
5,000	8.4	$0.95
2,500	1.3	$0.97
2,500	2.3	$1.00
5,000	0.3	$1.64

167,500	3.0	$0.36

Warrants

On February 19, 2004, several non-affiliated parties executed agreements to purchase 400,000 shares of Company common stock and 400,000 warrants to purchase common stock at $0.50 per share, for a cost of $0.25 for each share and warrant. As of June 30, 2004, 396,500 warrants were exercised. As of June 30, 2006 and 2005, there were 3,500 warrants outstanding that expire January 31, 2009.

During the year ended June 30, 2006, the Company issued shares of common stock in connection with a private placement offering and issued 150,450 five year warrants at exercise prices ranging from $.40 to $.60 per share with a fair value of $161,030 as commission in connection with the private placement offering.

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

A reconciliation of the Company’s income tax provision based on a statutory federal income tax rate of 35% to the Company’s effective rate is as follows:

	Years Ended June 30
	2006	2005
Computed tax benefit at:
Federal tax rate	$(32,000)	$(325,000)
State tax rate net of federal benefit	(5,000)	(14,000)
Change in valuation allowance	34,000	282,000
Permanent and other differences	3,000	57,000
Provision	$—	$—

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company’s assets and liabilities and are comprised of the following:

	June 30
	2006	2005
	Asset (Liability)	Asset (Liability)
Net operating loss carryforward	$4,148,000	$4,032,000
Inventories	—	60,000
Tax credit carryforward	2,000	2,000
Sales leaseback gain	—	47,000
Accrued liabilities	—	15,000
Depreciation	—	(36,000)
Other	—	(4,000)
Valuation allowance	(4,150,000)	(4,116,000)
	$—	$—

At June 30, 2006, the Company has federal income tax net operating loss carryforwards of approximately $11,324,000 that will expire through 2026 and for Minnesota income tax net operating loss carryforwards of $2,957,000 that will expire through 2020. Future utilization of loss carryforwards could be limited under Internal Revenue Code Section 382 for significant changes in ownership. The Company also has general business tax credit carryforwards of approximately $2,000 that will expire through 2007 and $11,000 of alternative minimum tax credit carryforwards that will not expire.

G.	RELATED PARTY TRANSACTIONS

In April 2006, the Company purchased the rights to three non-prescription healthcare products from Messrs. Mitchell and Higgins, who are now our two principal executive officers, in consideration for which we issued them a total of 492,121 shares of unregistered common stock of Dotronix.

Lease commitments as of June 30, 2005 (Note D) include $35,724 of rental obligations and $40,574 of real estate and maintenance costs accrued to the Estate of the former president of the Company. On September 16, 2005, an agreement was signed between the Company and the Estate of William S. Sadler which converted all obligations under the lease to 66,212 restricted shares of Company common stock.

Additional loan and stock transactions between the Company and related parties are described in Note B.

On May 1, 2006, the Company entered into consulting agreements with Messrs. Mitchell and Higgins. Under the terms of the agreements, the Company pays Messrs. Mitchell and Higgins each $8,000 monthly for a period of twelve months. Either party may terminate the agreements for any reason and at any time. Total expense under this agreement was $32,000 for the year ended June 30, 2006.

The Company owed $5,000 to Ray Bergeson, former director, for director fees as of June 30, 2006.

The Company owed $3,774 to Accelerated Drug Delivery, LLC, (ADD), a company owned by Messrs. Mitchell and Higgins, as of June 30, 2006. The Company pays ADD a $9,000 monthly fee for facility and overhead expenses.

H.	RETIREMENT PLANS

The Company had a 401(k) retirement plan for all employees who elect to participate once certain eligibility requirements were met. Each eligible employee could elect to defer 1% to 25% of his or her compensation. In November 2001, the Company contributions to the plan were discontinued. On June 30, 2005, the Plan was terminated.

I.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow activities are as follows:

	Year Ended June 30
	2006	2005
Cash paid during the year for:

Interest	$6,137	$33,165
Income taxes	—	444

Noncash investing and financing activities:

Stock issued for services	25,757	93,084

Revolving loan payable to a related party and accrued interest converted to 318,246 shares of common stock	477,369	—

Debt to an affiliated party converted to 156,040 shares of common stock	156,040	—

Lease obligation due to an affiliated party converted to 66,212 shares of common stock	94,317	—

Net operating assets transferred to a related party for payment of revolving loan (operating assets at fair value of $83,700; liabilities of $71,700)	12,000	—

Stock issued for investment in PuraMed Bioscience products - 492,121 shares	250,982

J.       SUBSEQUENT EVENTS

On August 1, 2006, the Company entered into consulting agreements with two strategic marketing advisors. Under the terms of the agreements, the Company is to pay each of the consultants $2,000 monthly for twelve months. Either party to the contracts may terminate the agreements for any reason and at any time.

On September 8, 2006, the Company entered into a related party agreement with Grand Sierra Operating Corp. Under the terms of the agreement, Grand Sierra Operating Corp. is to pay the Company $15,000 monthly for marketing condominium units of the Grand Sierra Resort in Reno, Nevada. The contract automatically terminates in any month when the efforts of the Company have not resulted in the sale of 1.5 units. Either party to the contract may also terminate the agreement for any reason and at any time as well.

Dotronix, Inc.

Exhibit Index

Annual report on Form 10-KSB

For year ended June 30, 2006

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1988).

3.2	Bylaws of the Company as amended through January 12, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004).

4.1	Specimen certificate representing the Company’s Common Stock (incorporated by reference to exhibit 3(a) to Amendment No. 2 to the Company’s Registration Statement on Form S-18, File No. 2-71333C).

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

10.29*	Amendment dated June 20, 2004 to 1999 Non-employee Director Stock Option and Stock Grant Plan (incorporated by reference to the Company’s Form 10KSB filed October 28, 2004)

10.30*	Dotronix, Inc. 1999 Stock Incentive Plan, as amended, (incorporated by reference to Appendix C to the Company’s definitive proxy statement filed October 28, 2004)

10.31	Memorandum of Agreement between the Company and Craig Laughlin dated June 9, 2005 (incorporated by reference to the Company’s Form 10KSB for the year end June 30, 2005).

10.32	Settlement Agreement and Mutual between the Company and Terry L. Myhre dated September 9, 2005 (incorporated by reference to the Company’s Form 10KSB for the year end June 30, 2005).

10.33	Securities Purchase Agreement between the Company and Terry L. Myhre dated September 9, 2005 (incorporated by reference to the Company’s Form 10KSB for the year end June 30, 2005).

10.34

Settlement Agreement and Mutual Release between the Company and the Estate of William S. Sadler dated September 9, 2005 (incorporated by reference to the Company’s Form 10KSB for the year end June 30, 2005).

10.35

Agreement (Conveyance of Assets in Lieu of Foreclosure: Assumption of Debt) between the Company and Dotronix Technology, Inc. dated September 12, 2005 (incorporated by reference to the Company’s Form 10KSB for the year end June 30, 2005).

10.36	General Assignment and Bill of Sale from the Company to Dotronix Technology, Inc., dated September 12, 2005 (incorporated by reference to the Company’s Form 10KSB for the year end June 30, 2005).

10.37	Warrant for purchase of Grand Sierra Common Stock (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 15, 2006).

10.38	Asset Purchase Agreement between Dotronix, Inc. and Accelerated Drug Delivery, LLC (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed April 11, 2006).

10.39	Condominium Marketing Agreement with Grand Sierra Resort Corp., filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-KSB pursuant to Item 13(a) of this Report.