Form 10QSB
period 2006-09-30
DOTRONIX INC
filed 2006-11-14
CIK 351809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2006     Commission File No. 0-9996

DOTRONIX, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1387074
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1326 Schofield Avenue, Schofield, WI 54476
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

Yes   ☒      No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):      Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 1, 2006

Common stock, par value	9,330,777 shares
$.05 per share

Transitional Small Business Disclosure Format (Check One)      Yes   ☐       No   ☒

DOTRONIX, INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

DOTRONIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30 2006	June 30 2006
	(UNAUDITED)
ASSETS:

CASH – Current asset	$30,833	$88,697

INVESTMENT IN GRAND SIERRA RESORT CORP	415,000	415,000
TRADEMARK	2,504	—
PURAMED BIOSCIENCE PRODUCTS, net of accumulated
amortization of $15,729 and $6,765, respectively	235,253	244,217

TOTAL ASSETS	$683,590	$747,914

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$39,968	$15,873
Accounts payable - related party	25,609	—
Accrued liabilities	8,400	37,100

TOTAL CURRENT LIABILITIES	73,977	52,973

STOCKHOLDERS’ EQUITY:
Common stock, $.05 par value, 12,000,000 shares authorized,
9,330,777 and 9,170,777 shares issued and
outstanding, respectively	466,539	458,539
Additional paid-in capital	13,413,038	13,370,638
Accumulated deficit	(13,269,964)	(13,134,236)

TOTAL STOCKHOLDERS’ EQUITY	609,613	694,941

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$683,590	$747,914

See notes to condensed consolidated financial statements.

DOTRONIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30
	2006	2005
REVENUES
Income from condominium marketing
agreement with Grand Sierra Resort Corp.	$15,000	$—
Sales	—	65,015

TOTAL REVENUES	15,000	65,015

COST OF SALES	—	27,531

GROSS MARGIN	15,000	37,484

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	150,728	152,121

LOSS FROM OPERATIONS	(135,728)	(114,637)

OTHER INCOME AND (EXPENSE)
Interest expense	—	(6,126)
Gain of sale of property and equipment	—	204,604

	—	198,478

NET INCOME (LOSS)	$(135,728)	$83,841

NET INCOME (LOSS) PER COMMON SHARE –
BASIC AND DILUTED	$(0.01)	$0.01

AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING – BASIC AND DILUTED	9,309,907	6,836,516

See notes to condensed consolidated financial statements.

DOTRONIX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended September 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(135,728)	$83,841
Adjustment to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	8,964	6,803
Gain on transfer of net assets to a related party	—	(22,088)
Deferred gain on sale of building	—	(182,516)
Changes in operating assets and liabilities:
Accounts receivable	—	43,653
Inventories	—	8,222
Prepaid expenses	—	15,897
Accounts payable and other accrued liabilities	21,004	9,553

NET CASH USED BY OPERATING ACTIVITIES	(105,760)	(36,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark acquisition costs	(2,504)	—
Proceeds from sale of property and equipment	—	1,142

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(2,504)	1,142

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	50,400	—
Borrowings on revolving loan payable to a related party	—	35,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,400	35,000

NET DECREASE IN CASH	(57,864)	(493)

CASH AT BEGINNING OF PERIOD	88,697	18,295

CASH AT END OF PERIOD	$30,833	$17,802

SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING ACTIVITIES
Revolving loan payable to a related party and accrued interest
converted to 318,246 shares of common stock	$—	$477,369
Debt to an affiliated party and accrued interest converted
to 156,040 shares of common stock	—	156,040
Lease obligation due to an affiliated party converted to
66,212 shares of common stock	—	94,317
Net operating assets transferred to a related party for payment of revolving loan (operating assets at fair value of $83,700;
liabilities of $71,700)	—	12,000

See notes to condensed consolidated financial statements.

DOTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2006 and the condensed consolidated statements of operations and cash flows for the three month periods ended September 30, 2006 and 2005 have been prepared by Dotronix, Inc. (the “Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2006 and for the three month periods ended September 30, 2006 and 2005 presented herein have been made.

The June 30, 2006 condensed consolidated balance sheet data was derived from audited consolidated financial statements of Dotronix, Inc. and subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 2006.

B.	Going Concern

At September 30, 2006, the Company had a working capital deficiency of $43,144 and has little of the funding needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through sales of its common stock, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

C.	Accounting Policies

The Company believes that the selection and application of its accounting policies are appropriately reasoned. The following are the accounting policies that management believes require the most difficult, subjective or complex judgments about matters that are inherently uncertain.

Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provision of Statements of Financial Accounting Standards (SFAS) No. 123R “Share-based Payment – an amendment of the Financial Accounting Standards Board Statement No. 123.” Among other items, SFAS No.123R eliminated the use of APB No. 25 and the intrinsic value method of accounting for stock-based compensation, and requires companies to recognize in the financial statements the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The Company’s options were fully vested as of January 1, 2006; therefore the adoption of SFAS No. 123R had no impact on the Company’s financial statements.

Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share for the quarter ended September 30, 2005 would not be materially different.

Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive.

D.	Condominium Marketing Agreement

On September 8, 2006, the Company entered into a related party agreement with Grand Sierra Operating Corp. Under the terms of the agreement, Grand Sierra Operating Corp. is to pay the Company $15,000 monthly for marketing condominium units of the Grand Sierra Resort in Reno, Nevada. The contract automatically terminates in any month when the efforts of the Company have not resulted in the sale of 1.5 units. Either party to the contract may terminate the agreement for any reason and any time as well. The Company earned $15,000 for the three months ended September 30, 2006 under this agreement.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Dotronix, Inc. was founded and incorporated in Minnesota in 1980 and for over 20 years was engaged in designing, manufacturing and marketing a line of cathode ray tube (“CRT”) displays and digital signs. Due to continuing losses over the past few years, we discontinued all active business operations during 2005, and thereafter began seeking new business opportunities to enter into or acquire. After evaluating various prospects in late 2005 and early 2006, we began developing and marketing non-prescription healthcare products to remedy various ailments, will be marketed and sold under PuraMed BioScience™.

In April 2006 Dotronix acquired three over-the-counter (“OTC”) non-prescription healthcare products formerly owned by its two current executive officers which they had developed. More important, the acquisition also included the ability for us to assume and complete development of a number of homeopathic drugs which are described later. This acquisition was negotiated and completed by us on an “arms-length” basis since our current officers had no prior position, ownership or other involvement in or with Dotronix.

The three completed products acquired by the Company consisted of a non-prescription canker sore remedy, a non-prescription cold sore remedy and a non-prescription smoking cessation aid. Dotronix acquired all trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing materials and other intellectual property related to these three products.

We acquired these three products from Russell Mitchell and James Higgins, and incident thereto they were elected to our Board of Directors and appointed as the principal executive officers of our Company. Shortly thereafter, all other directors of Dotronix resigned and Messrs. Mitchell and Higgins are now our only directors. Mr. Mitchell and Mr. Higgins have extensive and lengthy experience in organizing, developing and operating successful businesses which marketed non-prescription drugs and nutritional supplements through OTC retail sales channels. We believe their past professional involvement in the industry is a valuable asset for us to draw upon to achieve our planned future growth and profitability for PuraMed BioScience™ products.

PuraMed BioScience™ Sublingual Homeopathic Drugs

During the six months following our April 2006 PuraMed BioScience™ products acquisition, we completed development of five botanically derived products which were under development by our current management prior to the acquisition. These five non-prescription products provide fast relief for various ailments through the use of under-the-tongue “sublingual” dispensers. We also have secured reliable and experienced contract manufacturers to produce and package our products and their dispensers. We are currently in the process of developing the product roll out, media advertising, and otherwise conducting marketing operations in preparation for timely commercial introduction of these PuraMed sublingual products into the OTC marketplace.

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

PuraMed BioScience™ sublingual products include PuraMed BioScience™ Migraine for fast relief of migraine headaches, PuraMed BioScience™ Sleep for relieving insomnia and other sleep conditions, PuraMed BioScience™ Tension to relieve tension headaches, PuraMed BioScience™ Leg Cramps to remedy conditions associated with restless legs syndrome, and PuraMed BioScience™ Gastro-Intestinal to relieve symptoms associated with nocturnal reflux disease.

PuraMed BioScience™ Migraine and PuraMed BioScience™ Sleep

The two initial products being commercialized are PuraMed BioScience™ Migraine and PuraMed BioScience™ Sleep, each of which provides an enormous market opportunity. Both are directed toward relief of serious recurring conditions that substantially affect and impact the quality of life of millions of American adults. We are convinced our sublingual products for migraine sufferers and insomniacs are more effective with fewer side effects than both prescription and non-prescription OTC medication now broadly used for these ailments.

PuraMed BioScience™ Migraine provides fast relief for a large majority of migraine sufferers. Based on industry studies, we believe that approximately one-in-ten (10%) Americans suffer from migraine headaches, with over 50% of them relying only on non-prescription OTC remedies accounting for annual sales of $2.3 billion in 2005. The American Migraine Study has reported that 32 million Americans suffer at least one migraine headache annually, and that at least 23 million of these suffer “severe” migraine headaches. The average number of migraine attacks per year in this study was over 30 for both men and women.

Most non-prescription OTC headache relief products are based on aspirin or another similar anti-inflammatory agent, which provide little or no relief and also have unpleasant or even serious side effects. We believe that PuraMed BioScience™ Migraine will soon capture a substantial portion of the OTC migraine market. We intend to begin our initial commercial launch or roll-out of PuraMed BioScience™ Migraine by January 2007.

PuraMed BioScience™ Sleep rapidly induces sleep for insomniacs and sufferers of other sleep disorders. Sleep remedies or aids accounted for over $201 million in OTC retail sales for 2005 according to industry data. Prescription drug sales in the sleep category totaled over $2.5 billion in the US market for the same period. Almost all OTC sleep aid sales represent products containing antihistamines as their only active ingredient. Besides having side effects ranging from unpleasant to serious, we do not believe that antihistamines are very effective to treat insomnia, which is a recurring ailment affecting as many as 70 million Americans and is the second most frequent healthcare consumer complaint after pain. We believe that PuraMed BioScience™ Sleep will be more effective to induce sleep than current OTC remedies, and also will have fewer side effects if any. As with PuraMed BioScience™ Migraine, PuraMed BioScience™ Sleep is based on a formula of botanically derived active ingredients. We intend to commercially introduce PuraMed BioScience™ Sleep to the OTC marketplace during the third quarter of 2007.

Other PuraMed BioScience™ Sublingual Products

Our three other completed sublingual products are:

•   PuraMed BioScience™ Tension – for relief of tension and tension-like headache pain which afflicts a majority of people from time-to-time.

•   PuraMed BioScience™ Leg Cramps – to relieve problematic leg cramps associated with restless leg syndrome suffered by a large segment of the populace, especially at nighttime.

•   PuraMed BioScience™ Gastro/Intestinal – to relieve symptoms associated with nighttime reflux disease.

These three other sublingual products are currently intended to be introduced commercially into our OTC marketplace sometime in the second half of 2007.

Product Marketing

All of our PuraMed BioScience™ products will initially undergo test marketing through print, television and other advertising targeted toward key metropolitan areas. We intend to employ cost-effective ads designed to sell our products directly to consumers initially via toll-free telephone numbers and our website, as well as to refine our primary consumer message and promote our PuraMed BioScience™ brand image. Our initial advertising campaign will be followed up promptly by television infomercials to create increased and broad consumer awareness and purchasing of PuraMed BioScience™ products.

Once we establish a substantial consumer base for our PuraMed BioScience™ products and brand, we intend to expand our product marketing and distribution into various mainstream retail outlets primarily focusing on drug, food and mass market channels. After achieving satisfactory distribution networks within our chosen retail outlet channels, we intend to initiate an ongoing promotional campaign directed toward certain key consumer groups.

The Company’s products are not subject to FDA approval; however, manufacturing and labeling of the products are subject to certain FDA regulations. The management team is fully aware of these regulations and will fully comply with all FDA rules.

Grand Realty Group Inc.

In July 2006, we incorporated a Minnesota corporation which is Grand Realty Group Inc., which is a distinct business from our PuraMed BioScience™ products business. Grand Realty Group Inc. is wholly-owned by our Company and is related to the Grand Sierra Resort Corp. (“Grand Sierra”) complex in Reno, Nevada. We have completed two involvements with Grand Sierra, the first being an investment transaction through our purchase of an equity interest in the Grand Sierra development and the second an operational contract to assist Grand Sierra in the marketing of their condominium units now being completed in the Grand Sierra Resort in Reno.

Purchase of Grand Sierra Common Stock – In May 2006 we obtained from Grand Sierra a warrant to purchase up to 5,000,000 common shares of Grand Sierra at $.40 per share which warrant expired in June 2006. Under the terms of the warrant, we completed the purchase of a total of 1,037,500 shares of common stock of Grand Sierra resulting in a less than 1% ownership interest. Grand Sierra is a private company incorporated in the State of Nevada. The funding for our purchase of the Grand Sierra equity position was obtained by us through a private placement of our common stock conducted in May-June 2006.

Condominium Marketing Contract – On September 8, 2006, the Company entered into a marketing agreement with Grand Sierra. Under the terms of this agreement, we are assisting Grand Sierra to market condominium units being developed by them in the hotel/casino complex owned by Grand Sierra in Reno. We are responsible to assist Grand Sierra by obtaining the services of registered real estate brokers to sell their condominium units to residential, business or investment purchasers. Our agreement is non-exclusive meaning that none of these condominium units are reserved for purchase until the purchaser has entered into a standard Grand Sierra purchase agreement and made the required down payment for the specific condominium unit. The agreement provides for compensation to us of $15,000 monthly, it may be terminated by either party upon 60 days written notice to the other party, and it will terminate automatically in the event we fail to be responsible for condominium sales less than an equivalent of 1.5 units per month. Since entering into this marketing agreement, we have obtained two licensed Minnesota real estate brokers to assist with the marketing of these Reno condominiums.

Comparison of Operations for Three Months Ended September 30, 2005 and 2006

Revenues were $65,015 for the three months ended September 30, 2005 compared to $15,000 for the three months ended September 30, 2006. Revenues for the three months ended September 30, 2005 consisted of sales of CRT and digital sign products no longer offered by us. Revenues for the three months ended September 30, 2006 were from our condominium marketing agreement.

Selling, general and administrative expenses for these 2005 and 2006 three month periods were $152,121 in 2005 and $150,728 in 2006, resulting in no material differences between the two periods.

Interest expense was $6,126 for the three months ended September 30, 2005 compared to none for the similar 2006 three month period because we no longer had any debt in the 2006 three month period.

We also had a non-cash gain on the sale of property and equipment related to the discontinued business operations during the three months ended September 30, 2005 in the amounts of $204,604 compared to none in the similar three months of 2006.

Net income for the three months ended September 30, 2005 was $83,841 compared to a net loss of $135,728 for the similar three months of 2006. The decrease in net income was due primarily to the considerable gain on sale of property and equipment which occurred in 2005.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2006, we had limited cash of $30,833 and a negative working capital position of $43,144. During the three months ended September 30, 2006 we raised $50,400 from the sale of our common stock. Accordingly, we have none of the funding needed to accomplish our planned business strategy or support our projected development and operational expenses. We plan to obtain our needed working capital through sales of our common stock, although there is no assurance we can accomplish this goal. If we cannot obtain substantial working capital through sales of our common stock or other sources (if any), we most likely will be forced to curtail our planned business operations in large part or even discontinue our PuraMed BioScience™ business operations. We currently only have funds to support our business minimally until December 2006.

CRITICAL ACCOUNTING POLICIES

PuraMed BioScience Products:

PuraMed BioScience products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated useful life of seven years.

The carrying value is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment exists at September 30, 2006.

Investment in Grand Sierra Resort Corp:

The Company accounts for its investment in Grand Sierra Resort Corp using the cost method. The carrying value is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment exists at September 30, 2006.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by the Company. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as prospects for obtaining additional capital and our goal of participating in new business ventures and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our financial condition and ability to achieve our goal. These factors include competition for business opportunities, unexpected costs or expenses, legal and regulatory matters, and conditions in the capital markets. Because of the factors listed above, risk factors identified in our Annual Report on Form 10-KSB for the year ended June 30, 2006 filed with the Securities and Exchange Commission, and other unknown factors beyond our control, actual results may differ from those in the forward-looking statements.

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

During the audit of the Company’s consolidated financial statements for the year ended June 30, 2006, the Company’s independent auditors identified situations where the Company lacked in-house accounting expertise primarily related to accounting for certain equity transactions and stock options. The independent auditors have indicated these situations constitute significant deficiencies in accounting controls. The Company has assessed its options and will consult with an external accounting expert, other than the Company’s auditors, with respect to more complex equity transactions where in-house expertise may be limited to address these transactions.

PART II – OTHER INFORMATION

Item 2.   Unregistered Private Sale of Common Stock

In July 2006, the Company, through a private transaction, offered and sold 160,000 shares of common stock to an individual investor for a total of $50,400 net of offering expenses. Sale of these common shares were deemed exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was involved and these shares were offered only to the individual purchaser. Moreover, the stock certificate for these shares is legended to prevent further transfer, resale or other disposition unless registered under applicable securities laws or exempt from such registration.

Item 5.   Other Information

None

Item 6.   Exhibits

See Exhibit Index below

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006	Dotronix, Inc.

	By	/s/ Russell W. Mitchell
Russell W. Mitchell Chief Executive Officer Chief Financial Officer

DOTRONIX, INC.

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-QSB

FOR QUARTER ENDED SEPTEMBER 30, 2006

21*	List of Subsidiaries

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith