Form 10QSB
period 2006-12-31
DOTRONIX INC
filed 2007-02-13
CIK 351809

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2006      Commission File No. 0-9996

DOTRONIX, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1387074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1326 Schofield Avenue, Schofield, WI 54476

(Address of principal executive offices)

715.359.6373

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 1, 2007
Common stock, par value $ .05 per share	9,859,777 shares

Transitional Small Business Disclosure Format (Check One): YES ☐  NO ☒

DOTRONIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOTRONIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31 2006	June 30 2006
	(UNAUDITED)
ASSETS:

CURRENT ASSETS:
Cash	$25,149	$88,697
Tax refund receivable	300	—
TOTAL CURRENT ASSETS	25,449	88,697

PROPERTY AND EQUIPMENT	785	—

INVESTMENT IN GRAND SIERRA RESORT CORP.	415,000	415,000
PURAMED BIOSCIENCE PRODUCTS, net of accumulated amortization of $24,693 and $6,765, respectively	226,289	244,217
TRADEMARK	2,971	—

TOTAL ASSETS	$670,494	$747,914

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$22,539	$15,873
Accounts payable - related party	64,351	—
Accrued liabilities	2,870	37,100
TOTAL CURRENT LIABILITIES	89,760	52,973

STOCKHOLDERS’ EQUITY:
Common stock, $.05 par value, 12,000,000 shares authorized, 9,859,777 and 9,170,777 shares issued and outstanding, respectively	492,989	458,539
Notes receivable due from shareholders	(60,000)	—
Additional paid-in capital	13,535,418	13,370,638
Accumulated deficit	(13,387,673)	(13,134,236)
TOTAL STOCKHOLDERS’ EQUITY	580,734	694,941

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$670,494	$747,914

See notes to condensed consolidated financial statements.

DOTRONIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended December 31		Six months ended December 31
	2006	2005	2006	2005

REVENUES

Income from condominium marketing agreement with Grand Sierra Resort Corp.	$—	$—	$15,000	$—
Sales	—	—	—	65,015
TOTAL REVENUES	—	—	15,000	65,015

COST OF SALES	—	—	—	27,531

GROSS MARGIN	—	—	15,000	37,484

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	117,710	40,343	268,437	192,464

LOSS FROM OPERATIONS	(117,710)	(40,343)	(253,437)	(154,980)

OTHER INCOME AND (EXPENSE)
Interest expense	—	—	—	(6,126)
Gain on sale of property and equipment	—	—	—	204,604
TOTAL OTHER INCOME AND (EXPENSE)	—	—	—	198,478

NET INCOME (LOSS)	$(117,710)	$(40,343)	$(253,437)	$43,498

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.03)	$0.01

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,524,984	7,257,117	9,417,445	7,046,816

See notes to condensed consolidated financial statements.

DOTRONIX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended December 31
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(253,437)	$43,498
Adjustment to reconcile net income (loss) to net cash used by operating activities:
Depreciation	—	6,803
Amortization	17,928	—
Gain on transfer of net assets to a related party	—	(22,088)
Deferred gain on sale of building	—	(182,516)
Changes in operating assets and liabilities:
Accounts receivable	—	43,632
Tax refund receivable	(300)	—
Inventories	—	8,222
Prepaid expenses	—	18,652
Accounts payable and other accrued liabilities	36,787	23,925

NET CASH USED BY OPERATING ACTIVITIES	(199,022)	(59,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark acquisition costs	(2,971)	—
Purchase of property and equipment	(785)	—
Proceeds from sale of property and equipment	—	1,142
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(3,756)	1,142

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	139,230	10,000
Borrowings on revolving loan payable to a related party	—	35,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	139,230	45,000

NET DECREASE IN CASH	(63,548)	(13,730)

CASH AT BEGINNING OF YEAR	88,697	18,295

CASH AT END OF PERIOD	$25,149	$4,565

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Stock issued for assumption of notes receivable	$60,000	$—
Revolving loan payable to a related party and accrued interest converted to 318,246 shares of common stock	—	477,369
Debt to an affiliated party and accrued interest converted to 156,040 shares of common stock	—	156,040
Lease obligation due to an affiliated party converted to 66,212 shares of common stock	—	94,317
Net operating assets transferred to a related party for payment of revolving loan (operating assets at fair value of $83,700; liabilities of $71,700)	—	12,000

See notes to condensed consolidated financial statements.

DOTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2006, and the condensed consolidated statements of operations for the three and six month periods ended December 31, 2006 and 2005 and cash flows for the six month periods ended December 31, 2006 and 2005, have been prepared by Dotronix, Inc. (the “Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2006 and for the three and six month periods ended December 31, 2006 and 2005, presented herein have been made.

The June 30, 2006, condensed consolidated balance sheet data was derived from audited consolidated financial statements of Dotronix, Inc. and subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 2006.

B.	Going Concern

At December 31, 2006, the Company had a working capital deficiency of $64,311 and has little of the funds needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through sales of its common stock, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

C.	Accounting Policies

The Company believes that the selection and application of its accounting policies are appropriately reasoned. The following are the accounting policies that management believes require the most difficult, subjective or complex judgments about matters that are inherently uncertain.

Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provision of Statements of Financial Accounting Standards (SFAS) No. 123R “Share-based Payment – an amendment of the Financial Accounting Standards Board Statement No. 123.” Among other items, SFAS No.123R eliminated the use of Accounting Principle Board Opinion No. 25 and the intrinsic value method of accounting for stock-based compensation, and requires companies to recognize in the financial statements the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The Company’s options were fully vested as of January 1, 2006; therefore the adoption of SFAS No. 123R had no impact on the Company’s financial statements.

Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share for the three and six months ended December 31, 2005, would not be materially different.

Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive.

D.	Condominium Marketing Agreement

On September 8, 2006, the Company entered into a related party agreement with Grand Sierra Operating Corp. Under the terms of the agreement, Grand Sierra Operating Corp. is to pay the Company $15,000 monthly for marketing condominium units of the Grand Sierra Resort in Reno, Nevada. The contract automatically terminates in any month when the efforts of the Company have not resulted in the sale of 1.5 units. Either party to the contract may terminate the agreement for any reason and any time as well. The Company earned $15,000 for the six months ended December 31, 2006, under this agreement; however, the agreement terminated since its terms were not satisfied.

E.	Wind Energy Business

In October 2006, the Company formed Clay Blue Energy, Inc. (CBE), a wholly owned subsidiary, for the purpose of developing or acquiring ownership interests in wind turbine farms for generation, transmission and sale of electric power to utility companies. In November 2006, the Company issued 200,000 shares of common stock to two investors in exchange for $60,000 of notes payable (CBE Notes) to the investors from Clay Blue Energy Development, LLC. Clay Blue Energy Development, LLC was unrelated to the Company and its officers. As no cash was received for the shares issued to the investors, and the collection of the CBE Notes is uncertain, the Company accounted for the CBE Notes as a reduction of stockholders’ equity similar to a stock subscription receivable.

F.	Accounts Payable – Related Party

As of December 31, 2006, the Company owed $32,000 each to Messrs. Mitchell and Higgins under the terms of the consulting agreements that were entered into by the Company on May 1, 2006. In addition, the Company owed $351 to Accelerated Drug Delivery, LLC, (ADD), a company owned by Messrs. Mitchell and Higgins.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Dotronix, Inc. was founded and incorporated in Minnesota in 1980 and for over 20 years was engaged in designing, manufacturing and marketing a line of cathode ray tube (“CRT”) displays and digital signs. Due to continuing losses over the past few years, we discontinued all active business operations during 2005, and thereafter began seeking new business opportunities to enter into or acquire. After evaluating various prospects in late 2005 and early 2006, we began developing and marketing non-prescription healthcare products to remedy various ailments, which will be marketed and sold under PuraMed BioScience™.

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

Most non-prescription OTC headache relief products are based on aspirin or another similar anti-inflammatory agent, which provide little or no relief and also have unpleasant or even serious side effects. We believe that PuraMed BioScience™ Migraine will soon capture a substantial portion of the OTC migraine market. We intend to begin our initial commercial launch or roll-out of PuraMed BioScience™ Migraine by April 2007.

PuraMed BioScience™ Sleep rapidly induces sleep for insomniacs and sufferers of other sleep disorders. Sleep remedies or aids accounted for over $201 million in OTC retail sales for 2005 according to industry data. Prescription drug sales in the sleep category totaled over $2.5 billion in the US market for the same period. Almost all OTC sleep aid sales represent products containing antihistamines as their only active ingredient. Besides having side effects ranging from unpleasant to serious, we do not believe that antihistamines are very effective to treat insomnia, which is a recurring ailment affecting as many as 70 million Americans and is the second most frequent healthcare consumer complaint after pain. We believe that PuraMed BioScience™ Sleep will be more effective to induce sleep than current OTC remedies, and also will have fewer side effects if any. As with PuraMed BioScience™ Migraine, PuraMed BioScience™ Sleep is based on a formula of botanically derived active ingredients. We intend to commercially introduce PuraMed BioScience™ Sleep to the OTC marketplace during the third quarter of fiscal 2007.

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

These three other sublingual products are currently intended to be introduced commercially into our OTC marketplace sometime in the second half of calendar 2007.

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

Purchase of Grand Sierra Common Stock – In May 2006 we obtained from Grand Sierra a warrant to purchase up to 5,000,000 common shares of Grand Sierra at $.40 per share which warrant expired in June 2006. Under the terms of the warrant, we purchased a total of 1,037,500 shares of common stock of Grand Sierra resulting in a less than 1% ownership interest. Grand Sierra is a private company incorporated in the State of Nevada. The funding for our purchase of the Grand Sierra equity position was obtained by us through a private placement of our common stock conducted in May-June 2006.

Condominium Marketing Contract – On September 8, 2006, the Company entered into a marketing agreement with Grand Sierra. Under the terms of this agreement, we were assisting Grand Sierra to market condominium units being developed by them in the hotel/casino complex owned by Grand Sierra in Reno. We were responsible to assist Grand Sierra by obtaining the services of registered real estate brokers to sell their condominium units to residential, business or investment purchasers. Our agreement is non-exclusive meaning that none of these condominium units are reserved for purchase until the purchaser has entered into a standard Grand Sierra purchase agreement and made the required down payment for the specific condominium unit. The agreement provides for compensation to us of $15,000 monthly, may be terminated by either party upon 60 days written notice to the other party, and will terminate automatically in the event we fail to be responsible for condominium sales less than an equivalent of 1.5 units per month. The agreement terminated since its terms were not satisfied.

Recent Development

In October 2006, we incorporated a wholly-owned Minnesota corporation named Clay Blue Energy, Inc. Dotronix is in the process of engaging in the business of developing and/or acquiring ownership interests in wind turbine farms for the generation, transmission and sale of electric power to utility companies. Dotronix is currently evaluating a wind farm proposal in northwestern Minnesota for sale of electricity to MinnKota Coop of Grand Forks, ND. Incident to this proposed wind farm, we purchased two outstanding promissory notes in the amount of $60,000 which were related to this development. We issued a total of 200,000 restricted common shares of our capital stock for these promissory notes, which common stock was valued at $.30 per share. Dotronix is also evaluating at least three other wind farm investments which relate to wind farms already completed or well into the development stage, which are also located in the State of Minnesota.

Due to the substantial and significant differences between the wind power business and the business of developing and marketing PuraMed OTC healthcare products, our management has decided to separate the two businesses through a spin-off distribution of our PuraMed subsidiary to all of our shareholders on a pro rata share basis. After this spin-off is completed, there will be no further direct operational or management connection between or common to the two companies.

Comparison of Operations for Three Months Ended December 31, 2006 and 2005

There were no revenues for the three months ended December 31, 2006 and 2005.

Selling, general and administrative expenses for these 2006 and 2005 three month periods were $117,710 in 2006 and $40,343 in 2005, resulting in an increase primarily due to administrative and operational expenses in connection with the development and formulation of our PuraMed products in preparation for resale.

Net loss for the three months ended December 31, 2006 was $117,710 compared to a net loss of $40,343 for the similar three months of 2005. The increase in net loss was due primarily to the operational expenses associated with developing our PuraMed Bioscience™ products for resale.

Comparison of Operations for Six Months Ended December 31, 2006 and 2005

Revenues were $15,000 for the six months ended December 31, 2006, compared to $65,015 for the six months ended December 31, 2005. Revenues for the six months ended December 31, 2006 were from our condominium marketing agreement. Revenues for the six months ended December 31, 2005, consisted of sales of CRT and digital sign products no longer offered by us.

Selling, general and administrative expenses for these 2006 and 2005 six month periods were $268,437 in 2006 and $192,464 in 2005 resulting in an increase in connection with the development and formulation of our PuraMed products.

Interest expense was none for the six months ended December 31, 2006 and $6,126 for the similar 2005 six month period because we no longer had any debt in the 2006 six month period.

We also had a non-cash gain on the sale of property and equipment related to the discontinued business operations during the six months ended December 31, 2005, in the amounts of $204,604 compared to none in the similar six months of 2006.

A net loss for the six months ended December 31, 2006 was $253,437 compared to net income of $43,498 for the similar six months of 2005. The decrease in net income was due primarily to the considerable gain on sale of property and equipment which occurred in 2005.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2006, we had limited cash of $25,149 and a negative working capital position of $64,311. During the three months ended December 31, 2006, we raised $88,830, excluding shares issued by our assumption of two notes totaling $60,000, from the sale of our common stock. Accordingly, we have none of the funds needed to accomplish our planned business strategy or support our projected development and operational expenses. We plan to obtain our needed working capital through sales of our common stock, although there is no assurance we can accomplish this goal. If we cannot obtain substantial working capital through sales of our common stock or other sources (if any), we most likely will be forced to curtail our planned business operations or even discontinue our business operations. We currently only have funds to support our business minimally through February 2007.

CRITICAL ACCOUNTING POLICIES

PuraMed BioScience Products:

PuraMed BioScience products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated useful life of seven years.

The carrying value is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment exists at December 31, 2006.

Investment in Grand Sierra Resort Corp:

The Company accounts for its investment in Grand Sierra Resort Corp. using the cost method. The carrying value is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment exists at December 31, 2006.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED PRIVATE SALE OF COMMON STOCK

For the three month period ended December 31, 2006, the Company, through a private transaction, offered and sold 529,000 shares of common stock to seven individual investors for a total of $148,830, net of offering expenses, which included two promissory notes totaling $60,000. Sale of these common shares was deemed exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was involved and these shares were offered only to the individual purchaser. Moreover, the stock certificate for these shares is legended to prevent further transfer, resale or other disposition unless registered under applicable securities laws or exempt from such registration.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Exhibit Index below

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2007		Dotronix, Inc.
	By	/s/ Russell W. Mitchell
Russell W. Mitchell Chief Executive Officer Chief Financial Officer

DOTRONIX, INC.

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-QSB

FOR QUARTER ENDED DECEMBER 31, 2006

21*	List of Subsidiaries

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith