Form 10QSB
period 2007-03-31
WIND ENERGY AMERICA INC.
filed 2007-05-21
CIK 351809

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2007       Commission File No. 0-9996

WIND ENERGY AMERICA INC.

(formerly Dotronix, Inc.)

(Exact name of registrant as specified in its charter)

Minnesota	41-1387074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12100 Singletree Lane, Suite 100, Eden Prairie, MN 55344

(Address of principal executive offices)

(952) 746-1313

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 11, 2007
Common stock, par value $ .05 per share	10,808,278 shares

Transitional Small Business Disclosure Format (Check One): YES ☐  NO ☒

WIND ENERGY AMERICA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WIND ENERGY AMERICA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2007	June 30 2006
	(UNAUDITED)
ASSETS:

CURRENT ASSETS:
Cash	$112,268	$88,697
Note receivable - shareholder	30,000	—
Prepaid expenses	150	—
TOTAL CURRENT ASSETS	142,418	88,697

PROPERTY AND EQUIPMENT	785	—

INVESTMENT IN GRAND SIERRA RESORT CORP.	415,000	415,000
INVESTMENT IN AVERILL WIND LLC	200,000	—
PURAMED BIOSCIENCE PRODUCTS, net of accumulated amortization of $33,657 and $6,765, respectively	217,325	244,217
TRADEMARK	2,971	—
DEBT ACQUISITION COSTS	20,505	—

TOTAL ASSETS	$999,004	$747,914

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$92,982	$15,873
Accrued liabilities	33,260	37,100
TOTAL CURRENT LIABILITIES	126,242	52,973

LONG TERM CONVERTIBLE NOTES	205,050	—

TOTAL LIABILITIES	331,292	52,973

STOCKHOLDERS’ EQUITY:
Common stock, $.05 par value, 50,000,000 shares authorized, 10,693,277 and 9,170,777 shares issued and outstanding, respectively	534,664	458,539
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—	—
Notes receivable due from shareholders	(60,000)	—
Additional paid-in capital	13,721,038	13,370,638
Accumulated deficit	(13,527,990)	(13,134,236)
TOTAL STOCKHOLDERS’ EQUITY	667,712	694,941

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$999,004	$747,914

See notes to condensed consolidated financial statements.

WIND ENERGY AMERICA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31		Nine months ended March 31
	2007	2006	2007	2006
REVENUES
Income from condominium marketing agreement with Grand Sierra Resort Corp.	$—	$—	$15,000	$—
Sales	—	—	—	65,015
TOTAL REVENUES	—	—	15,000	65,015

COST OF SALES	—	—	—	27,531

GROSS MARGIN	—	—	15,000	37,484

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	140,317	12,679	408,754	205,143

LOSS FROM OPERATIONS	(140,317)	(12,679)	(393,754)	(167,659)

OTHER INCOME AND (EXPENSE)
Interest expense	—	(5)	—	(6,131)
Gain on sale of property and equipment	—	—	—	204,604
TOTAL OTHER INCOME AND (EXPENSE)	—	(5)	—	198,473

NET INCOME (LOSS)	$(140,317)	$(12,684)	$(393,754)	$30,814

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.04)	$0.00

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	10,215,353	7,276,750	9,679,532	7,122,342

See notes to condensed consolidated financial statements.

WIND ENERGY AMERICA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended March 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(393,754)	$30,814
Adjustment to reconcile net income (loss) to net cash used by operating activities:
Depreciation	—	6,803
Amortization	26,892	—
Stock compensation	22,500
Gain on transfer of net assets to a related party	—	(22,088)
Deferred gain on sale of building	—	(182,516)
Changes in operating assets and liabilities:
Accounts receivable	—	43,654
Tax refund receivable	(150)	—
Inventories	—	8,222
Prepaid expenses	—	18,652
Accounts payable and other accrued liabilities	73,268	7,068

NET CASH USED BY OPERATING ACTIVITIES	(271,244)	(89,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Averill Wind LLC	(200,000)	—
Short term borrowing to shareholder	(30,000)	—
Trademark acquisition costs	(2,971)	—
Purchase of property and equipment	(785)	—
Proceeds from sale of property and equipment	—	1,142
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(233,756)	1,142

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	344,026	40,000
Borrowings on long term convertible notes	184,545
Borrowings on revolving loan payable to a related party	—	35,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	528,571	75,000

NET INCREASE (DECREASE) IN CASH	23,571	(13,249)

CASH AT BEGINNING OF YEAR	88,697	18,295

CASH AT END OF PERIOD	$112,268	$5,046

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Stock issued for assumption of notes receivable	$60,000	$—
Stock issued for services	22,500
Revolving loan payable to a related party and accrued interest converted to 318,246 shares of common stock	—	477,369
Debt to an affiliated party and accrued interest converted to 156,040 shares of commonstock	—	156,040
Lease obligation due to an affiliated party converted to 66,212 shares of common stock	—	94,317
Net operating assets transferred to a related party for payment of revolving loan	—	71,700

See notes to condensed consolidated financial statements.

WIND ENERGY AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2007, and the condensed consolidated statements of operations for the three and nine month periods ended March 31, 2007 and 2006 and cash flows for the nine month periods ended March 31, 2007 and 2006, have been prepared by Wind Energy America Inc. (the “Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2007 and for the three and nine month periods ended March 31, 2007 and 2006, presented herein have been made.

The June 30, 2006, condensed consolidated balance sheet data was derived from audited consolidated financial statements of the Company and subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 2006.

B.	Going Concern

At March 31, 2007, the Company had working capital of only $16,176 and thus has little of the funds needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through sales of its common stock, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

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

On September 8, 2006, the Company entered into an agreement with Grand Sierra Operating Corp. Under the terms of the agreement, Grand Sierra Operating Corp. is to pay the Company $15,000 monthly for marketing condominium units of the Grand Sierra Resort in Reno, Nevada. The contract automatically terminates in any month when the efforts of the Company have not resulted in the sale of 1.5 units. The Company earned $15,000 for the nine months ended March 31, 2007, under this agreement; however, the agreement terminated since its terms were not satisfied.

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

In February-March 2007 the Company conducted its first transaction to implement its goal to acquire a portfolio of wind power assets when it purchased a $200,000 interest in Averill Wind LLC.

The Company also changed its corporate name to “Wind Energy America Inc.” effective March 30, 2007.

F.	Change in Capital Stock Structure

In March 2007 the Articles of Incorporation of the Company were amended to increase the authorized common stock of the Company from 12,000,000 to 50,000,000 shares, and also to add 10,000,000 authorized shares of preferred stock as a separate class of capital stock.

G.	Issuance of Common Stock

During the quarter ending March 31, 2007, the Company sold 758,499 of its common shares for total net proceeds of $204,796 in private placement transactions, and the Company also issued 75,000 common shares for services valued at $22,500.

H.	Subsequent Events

1.

Spin-off of PuraMed Subsidiary – On April 12, 2007 the Company completed a spin-off of its former wholly-owned subsidiary, PuraMed BioScience, Inc. to the Company’s shareholders on a pro rata basis, after which the Company and its former PuraMed subsidiary and their respective operations and managements became completely independent from each other. This spin-off was effected on a 1-for-5 basis so that when the PuraMed capital stock is distributed to shareholders of the Company, one common share of PuraMed will be issued for each five shares of common stock of the Company.

2.

Letter of Intent to Purchase Substantial Wind Farm Assets – In April 2007 the Company entered into a Letter of Intent to purchase the developer’s stake in four wind farms located on Buffalo Ridge in southwestern Minnesota, one of the leading wind energy locations in the USA. These four wind farms produce approximately 170 kilowatts of electricity annually. The Company will pay a cash amount plus the issuance of 4 million shares of its common stock, which will represent about 28% of the total purchase price.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Wind Energy America Inc. (the “Company”) was founded and incorporated in Minnesota in 1980 and for over 20 years was engaged in designing, manufacturing and marketing a line of cathode ray tube (“CRT”) displays and digital signs. Due to continuing losses over the past few years, we discontinued all active business operations during 2005, and thereafter began seeking new business opportunities to enter into or acquire. After evaluating various prospects in late 2005 and early 2006, we began developing and marketing non-prescription healthcare products to remedy various ailments, to be marketed and sold under PuraMed BioScience™. Our PuraMed non-prescription healthcare products business was conducted through a wholly-owned subsidiary Minnesota corporation, PuraMed BioScience, Inc., (“PuraMed”).

Spin – off of PuraMed

On April 12, 2007 we completed a spin-off of our former PuraMed subsidiary to all our shareholders on a pro rata basis, whereby one share of PuraMed will be issued for each five shares of our common stock. After this April 12, 2007 effective date of the spin-off, our Company and PuraMed have operated separately, with their respective managements, businesses, assets and capital structures being completely independent from each other. The distribution date of PuraMed common stock from this spin-off is anticipated to be on or about August 15, 2007. Complete information on this spin-off is contained in a Form 8-K filing which was filed with the SEC on April 10, 2007, and can be readily accessed at the SEC website of www.sec.gov. Such Information Statement contains a description of the terms of the spin-off as well as of the business and structure and products of PuraMed.

Wind Energy Business

In February 2007 we completed our first transaction to engage in the rapidly growing industry of generating electricity from wind power, which involved our purchase of a $200,000 interest in Averill Wind LLC, a Minnesota limited liability company. Averill is a 10 megawatt (10,000 kilowatts) wind farm located in Minnesota near Fargo/Moorhead which will consist of state-of-the-art large wind turbines, and the Averill site is located in a favorable region of the country for the production of electricity through wind power. The Averill wind farm is currently under construction by the developer, and is scheduled to be completed and generating electricity to the nearby power grid later in 2007. The developer of Averill is a leading national wind power developer whose principals collectively have over 35 years fulltime experience in developing, operating and owning profitable wind farms.

On April 24, 2007 we entered into a Letter of Intent to purchase the developer’s stake in four wind farms owned by Northern Alternative Energy, Inc., a Minnesota-based corporation. This acquisition will represent a major step toward our primary strategic plan of building a profitable portfolio of wind power assets. These wind farms are located on Buffalo Ridge in southwest Minnesota, one of the best locations in the USA for generating electricity from wind power. These wind farms have a combined nameplate rating of 55 megawatts, contain a total of 86 modern wind turbines, and collectively produce approximately 170,000,000 KWhrs (kilowatt hours) of electricity annually. Terms of our LOI call for us to pay a cash amount plus 4,000,000 shares of our common stock, which stock issuance will represent approximately 28% of the purchase price. We and the seller are currently working on the definitive agreement of this significant acquisition. We are also engaged in raising the substantial capital needed to close this wind farm purchase. We believe we will obtain the funding needed to complete this purchase, although there is no assurance it will happen. Assuming we complete the acquisition of these Buffalo Ridge wind farms, they will represent a large core holding for us and provide us with a superior opportunity for future development and profitability.

In the future, we intend to continue acquiring additional wind farm assets, either through purchase or direct development. Improved wind turbine technology along with increasing worldwide energy demands offers us an outstanding opportunity to participate both responsibly and profitably in this fast growing sector of the “green energy” marketplace. Our principal corporate mission is to build a substantial and profitable portfolio of wind energy assets.

Grand Realty Group Inc.

In July 2006, we incorporated a Minnesota corporation which is Grand Realty Group Inc. Grand Realty Group Inc. is wholly-owned by our Company and is related to the Grand Sierra Resort Corp. (“Grand Sierra”) complex in Reno, Nevada. We have completed two involvements with Grand Sierra, the first being an investment transaction through our purchase of an equity interest in the Grand Sierra development and the second an operational contract to assist Grand Sierra in the marketing of their condominium units now being completed in the Grand Sierra Resort in Reno.

Purchase of Grand Sierra Common Stock – In May 2006 we obtained from Grand Sierra a warrant to purchase up to 5,000,000 common shares of Grand Sierra at $.40 per share which warrant expired in June 2006. Under the terms of the warrant, we purchased a total of 1,037,500 shares of common stock of Grand Sierra resulting in a less than 1% ownership interest. Grand Sierra is a private company incorporated in the State of Nevada. The funding for our purchase of the Grand Sierra equity position was obtained by us through a private placement of our common stock conducted in May-June 2006. We continue to hold our common stock in Grand Sierra.

Condominium Marketing Contract – On September 8, 2006, the Company entered into a marketing agreement with Grand Sierra. Under the terms of this agreement, we assisted Grand Sierra to market condominium units being developed by them in their hotel/casino complex. The agreement provides for compensation to us of $15,000 monthly, may be terminated by either party upon 60 days written notice to the other party, and will terminate automatically in the event we fail to be responsible for condominium sales less than an equivalent of 1.5 units per month. Due primarily to a substantial downturn in the real estate market, the agreement terminated since its terms were not satisfied.

Comparison of Operations for Three Months Ended March 31, 2007 and 2006

There were no revenues for the three months ended March 31, 2007 and 2006.

Selling, general and administrative expenses for these 2007 and 2006 three month periods were $140,317 in 2007 and $12,679 in 2006, resulting in an increase primarily due to administrative and operational expenses in connection with the development and formulation of our PuraMed products in preparation for resale.

Net loss for the three months ended March 31, 2007 was $140,317 compared to a net loss of $12,684 for the similar three months of 2006. The increase in net loss was due primarily to the operational expenses associated with developing our PuraMed Bioscience™ products for resale.

Comparison of Operations for Nine Months Ended March 31, 2007 and 2006

Revenues were $15,000 for the nine months ended March 31, 2007, compared to $65,015 for the nine months ended March 31, 2006. For the nine months ended March 31, 2007, revenues were from our condominium marketing agreement which has been terminated, and in comparison revenues for the nine months ended March 31, 2006 consisted of sales of CRT and digital sign products no longer offered by us.

Selling, general and administrative expenses for these fiscal 2007 and 2006 nine month periods were $408,754 in 2007 and $205,143 in 2006, with the increase due to the development and formulation of PuraMed products.

Interest expense was none for the nine months ended March 31, 2007 and $6,131 for the similar fiscal 2006 nine months period because we no longer had any debt during the fiscal 2007 nine month period.

We also had a non-cash gain on the sale of property and equipment related to the discontinued business operations during the nine months ended March 31, 2006, in the amounts of $204,604 compared to none in the nine months ended March 31, 2007.

Our net loss for the nine months ended March 31, 2007 was $393,754 compared to net income of $30,814 for the nine month period ended March 31, 2006, which decrease in net income was due primarily to the gain on sale of property and equipment which occurred in fiscal 2006.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2007, we had cash of $112,268 and working capital of $16,176. During the three months ended March 31, 2007 we raised $528,571 through private placement transactions including sale of common stock and convertible notes. In order to support our ambitious strategy of purchasing substantial wind farm assets, we will need to raise significant additional capital which we are currently undertaking and which could include both equity and debt sources. There is no assurance, however, that we will be able to obtain capital as needed to implement and continue our business plan and anticipated significant future growth. If we cannot obtain substantial additional capital through sales of our common stock or debt sources, we most likely would be forced to curtail our planned business plan significantly.

CRITICAL ACCOUNTING POLICIES

Impairment Policy

The Company accounts for its investments in Grand Sierra Resort Corp. and Averill Wind LLC using the cost method. The carrying value is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment exists at March 31, 2007.

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

Changes in internal controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.   UNREGISTERED PRIVATE SALE OF COMMON STOCK

For the three month period ended March 31, 2007, the Company sold 758,499 shares of its common stock to certain individuals in private transactions for total proceeds of $204,796 net of offering expenses. These sales were deemed exempt from registration under Section 4(2) of the Securities Acts of 1933, as amended. No advertising or general solicitation was involved and these securities were sold only to accredited investors as defined under Regulation D of such Act. Stock certificates issued for these shares were legended to prevent further transfer, resale or other disposition thereof unless registered under applicable securities laws or exempt from such registration.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

See Exhibit Index below

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2007	Wind Energy America Inc.
	By	/s/ Robert O. Knutson
Robert O. Knutson Chief Executive Officer Chief Financial Officer

WIND ENERGY AMERICA INC.

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-QSB

FOR QUARTER ENDED MARCH 31, 2007

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith