Form 10KSB
period 2007-06-30
WIND ENERGY AMERICA INC.
filed 2007-10-12
CIK 351809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2007

                           COMMISSION FILE NO.: 0-9996


                            WIND ENERGY AMERICA INC.
           (Name of Small Business Issuer as specified in its charter)

MINNESOTA                                            41-1387074
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification Number)

               (Address of principal executive offices) (Zip Code)
                        12100 Singletree Lane, Suite 100
                             Eden Prairie, MN 55344
         Issuer's telephone number, including area code: (952) 746-1313

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

                   Securities    registered pursuant to Section 12(g) of the
                                 Exchange Act:

                                  COMMON STOCK

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X|
   NO |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_| Indicate by checkmark whether registrant is a shell company. |_| Issuer's revenues for its most recent fiscal year: $15,867 The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 25, 2007 was approximately $17,500,000 based upon the closing price of the Registrant's Common Stock on such date. There were 15,831,513 shares of Common Stock outstanding as of September 21 2007. Transitional Small Business Disclosure Format (check one). YES |_| NO |X|

                                TABLE OF CONTENTS


                                            PART I

                                                                                        Page

Item 1.   Description of Business                                                        3

Item 2.   Description of Properties                                                      6

Item 3.   Legal Proceedings                                                              6

Item 4.   Submission of Matters to a Vote of Security Holders                            6

                                      PART II

Item 5.   Market for Common Equity and Related Stockholder Matters                       7

Item 6.   Management's Discussion and Analysis and Plan of Operation                     7

Item 7.   Financial Statements                                                           9

Item 8.   Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                           9

Item 8A.  Controls and Procedures                                                        9

Item 8B.  Other Information                                                              9

                                     PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                             10

Item 10.  Executive Compensation                                                        11

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters                                                   12

Item 12.  Certain Relationships and Related Transactions                                12

Item 13.  Exhibits                                                                      13

Item 14.  Principal Accountant Fees and Services                                        15

          Signature Page                                                                15

          Index to Consolidated Financial Statements                                    16


                                     Part I

Item 1. DESCRIPTION OF BUSINESS

Recent Significant Development
In August 2007, we completed a strategic purchase of wind energy interests incident to which we acquired the developer's stake in two wind farms for $2.3 Million in cash. The two wind farms in which we now own interests are Shaokatan Hills, LLC and Lakota Ridge, LLC, and these wind farms are located on Buffalo Ridge in Lincoln County, Minnesota. Buffalo Ridge in southwestern Minnesota is one of the prime wind regimes in the USA for efficient generation of electricity from wind power turbines, and is well-known in the wind power industry for its high and consistent wind speeds. The two wind farms are described in general as follows:

SHAOKATAN HILLS - 18 modern wind turbines (Vestas 660 kilowatt) on 1,000 acres, having a total rated capacity of 11.88 megawatts. For the past several years, these 18 turbines have generated electricity at an average annual rate of 37,400,000 kilowatt hours (KWhrs).

LAKOTA RIDGE - 15 modern wind turbines (Micon 750 kilowatt) on 640 acres , having a total rated capacity of 11.25 megawatts. For the past several years, these 15 turbines have generated electricity at an average annual rate of 30,900,000 kilowatt hours (KWhrs). Lakota Ridge is north of and adjoins Shaokatan Hills.

Our ownership of the developer's stake in these two wind farms will only be a minimal interest with negligible cash flow until 2010 when our ownership converts into an 80% interest. Although we will not receive any material income and cash flow from these wind farms until 2010, we expect to receive significant income and cash flow thereafter. Based on wind power revenues and operational expenses of these two wind farms, we anticipate realizing aggregate net revenues of approximately $11 Million during the period from 2010-2018.

Our acquisition of these wind farm interests in Shaokatan Hills and Lakota Ridge represents for us a significant core holding in wind power assets which we believe has provided us with a key opportunity for future profitability and development.

We intend to continue acquiring favorable wind farm assets, particularly on Buffalo Ridge and other leading wind regimes of the USA. Due to improved wind turbine technology, increasing energy demands, and mandated increasing renewable energy requirements imposed on utilities, we believe we have an excellent opportunity to participate both responsibly and profitably in this fast-growing sector of the "green" energy marketplace. Our principal corporate mission is to build a substantial and profitable portfolio of wind energy assets.

Background and Discontinued Businesses

Wind Energy America, Inc., ( formerly known as Dotronix, Inc.). was founded and incorporated in Minnesota in 1980 and for 23-24 years was engaged in designing, manufacturing and marketing a line of cathode ray tube ("CRT") displays and digital signs. Due to continuing losses over the last few years of this period, Dotronix discontinued all active business operations during 2005, and thereafter began seeking new business opportunities to enter into or acquire. After evaluating various prospects in late 2005 and early 2006, we became engaged in the business of developing and marketing non-prescription healthcare products to remedy various ailments to be marketed and sold under the PuraMed brand. In 2006 we also engaged in certain business transactions with a hotel/casino complex in Reno, Nevada, but this did not result in any continuing operations. Our business involvement with this Reno complex is described later in this report.

In late 2006, we made a strategic decision to enter into the wind power industry as our primary business, and incident thereto we also decided to spin off our PuraMed business which was being conducted under a wholly-owned Minnesota corporate subsidiary, PuraMed BioScience, Inc. We considered this spin-off necessary in order to allow us to concentrate solely on wind power business transactions and operations.

In March 2007 we changed our corporate name from Dotronix, Inc. to Wind Energy America, Inc. to reflect our committed fulltime engagement in the wind power business.

Spin-off of PuraMed

On April 12, 2007, we completed the spin-off of our former PuraMed subsidiary to all of our shareholders on a pro rata basis, with one share of PuraMed BioScience Inc. to be issued for each five shares of our common stock After the April effective date of the spin-off, our company and PuraMed have operated separately, with their respective managements, businesses, assets, and capital structures being completely independent from each other. The distribution date of PuraMed common stock from this spin-off will occur in October 2007. Complete information on this spin-off is contained in our Form 8-K filing with the SEC on April 10, 2007, which can be readily accessed at the SEC website of www.sec.gov and contains a complete description of the terms of the spin-off as well as of the business, structure and products of PuraMed.

PuraMed has filed a Form 10-SB registration statement with the SEC which contains information on recent operations, product development and marketing, and audited financial statements. This registration statement also can be accessed at the foregoing SEC website under PuraMed's full company name of PuraMed BioScience, Inc. PuraMed's operations during our fiscal year 2007 prior to the spin-off are reported in our financial statements in this report as discontinued operations.

Strategic Plan of Company

Our primary goal is to become a significant owner of wind energy properties in the upper Great Plains region of the USA. We intend to establish a commercially profitable portfolio of wind power assets situated in prime wind regimes. Besides the wind power assets already acquired by us, we have identified and commenced acquisition negotiations to purchase additional properties having substantial capacity for generation of electricity. The touchstone for our enthusiastic entry into this industry is simply that the fuel (air) to power a wind-driven turbine occurs naturally, lasts forever, and is free.

We are convinced there is a huge gap between current supply and demand for wind power throughout the country, which provides us with an excellent opportunity to participate in this exciting industry for many years to come.

Initial Wind Power Investment

In February-March 2007, we completed our first transaction to acquire wind power assets, which consisted of a $200,000 equity investment in Averill Wind, LLC., a Minnesota limited liability company ("Averill"). Averill is a 10-megawatt (10,000 kilowatts) wind farm currently under development and located in Minnesota about 10 miles northeast of Fargo/Moorhead. Much like Buffalo Ridge, the area where Averill is sited is a particularly favorable region of the country for wind power generation of electricity. Averill is scheduled for completion and generation of electricity in the first half of 2008. Based on income projections relating to this Averill project, we expect to realize a good and predictable cash flow return on our investment in Averill. Our equity stake in Averill represents approximately 3% of the total equity of Averill Wind, LLC.

The Wind Power Industry

Generating electricity via wind turbines has evolved into a large and rapidly growing industry in many developed areas of the world, especially Europe. In recent years, the USA also has become a large player in the industry. According to the American Wind Energy Association (AWEA), the U.S. wind energy industry installed a record 2,454 megawatts (MW) of electricity generating capacity in 2006, an increase of 27% to 11,575 MW of installed capacity. The AWEA also projects that over 3,000 MW of new wind power capacity will be installed in 2007. We believe these impressive growth levels will continue over the coming years. Indeed, the AWEA has estimated that cumulative installed wind power capacity in the U.S. will exceed 25,000 MW by the end of the present decade. One megawatt of wind power produces enough electricity on a typical day to satisfy the electricity needs of 250-300 residential homes.

Factors contributing to and driving the rapid growth of wind farm installations in the USA include:


o The huge wind power potential in the USA has been only slightly exploited, especially in our targeted Great Plains region. Despite recent strong growth of wind farm development in the USA, actual penetration of the ample wind power potential is very small notwithstanding the vast areas of excellent and untapped wind regimes in the country. Wind power currently provides less than 1% of U.S. electricity generation, although industry estimates maintain that potential wind power in the U.S. could provide twice the amount of all electricity now generated from all sources.

o The extension of the federal Production Tax Credit (PTC) provides significant tax credits for wind generated electricity of $.02 per kilowatt hour (KWhr) for ten years.

o Because the air driving wind turbines represents a free fuel, wind power provides utilities with a natural hedge to contend with the variable and volatile nature of fossil fuel costs.

o There exists a large and growing demand from utility companies to purchase wind power to satisfy their mandated requirements to add renewable energy production to their overall power production (Renewable Portfolio Standards), which wind energy is uniquely able to satisfy.

o The existence of strong and growing public pressures on legislative and executive politicians to promote and develop "green" renewable energy sources to combat global warming and other adverse environmental effects caused by burning fossil fuels to generate electricity.

o Wind power constitutes an important element of our national policy to attain domestic energy independence by reducing the amount of imported fossil fuels by our nation.

Notably, the AWEA has forecasted that more than 200,000 megawatts of wind power capacity will be developed in the USA from 2006-2010, requiring a total investment of approximately $30 billion..

Grand Sierra-Reno, Nevada

We have completed two involvements with Grand Sierra Resort Corp ("Grand Sierra") in Reno, Nevada, the first being an investment transaction through our purchase of an equity interest in the Grand Sierra development, and the second an operational contract to assist Grand Sierra in the marketing of their condominium units.

Purchase of Grand Sierra Common Stock - In May, 2006 we obtained from Grand Sierra a warrant to purchase up to 5,000,000 common shares of Grand Sierra at $.40 per share which warrant expired in June 2006. Under the terms of the warrant, we completed the purchase of a total of 1,037,500 shares of common stock of Grand Sierra resulting in our owning slightly less than 1% equity ownership interest. Grand Sierra is a private company incorporated in the State of Nevada. The funding for our purchase of the Grand Sierra equity position was obtained by us through a private placement of our common stock conducted in May-June 2006.

Condominium Marketing Contract - Our other transaction with Grand Sierra consisted of a marketing agreement entered into between us and Grand Sierra in August 2006. Under the terms of this agreement, we assisted Grand Sierra to market condominium units being developed by them in their hotel/casino complex in Reno. The agreement provided for compensation to us in the amount of $15,000 monthly, it may be terminated by either party upon 60 days written notice to the other party, and it provided for automatic termination in the event we failed to be responsible for condominium sales less than an equivalent of 1.5 units per month. The Company earned $l5,000 under this contract, after which it terminated by its terms which were no longer satisfied by us.

Grand Sierra Resort Corp.

Grand Sierra Resort Corp., a Nevada corporation purchased the Reno Hilton hotel-casino complex from Harrah's Entertainment Inc. in June 2006, and shortly thereafter the name was changed to Grand Sierra Resort & Casino.

Grand Sierra currently is in the process of executing a comprehensive development plan intended to create one of the largest "destination" resort and entertainment centers in the western United States other than Las Vegas. Grand Sierra obtained debt financing in excess of $200 million for the purpose of purchasing the Reno Hilton and providing working and development capital for renovating and improving the complex. The Grand Sierra Resort complex is the largest hotel complex in northern Nevada, having 2,000 hotel rooms, a large casino gaming area, numerous retail stores and restaurants, and various other entertainment facilities.

Grand Sierra's future development plan for this Reno complex includes expansion and redesign of casino spaces, upgrading hotel common spaces and adjoining grounds, adding upscale restaurants and retail outlets, and adding a signature large water park. In particular, the proposed water park is being planned to be one of the largest in the country and the first indoor hotel water park in the western United States.

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

Item 2. DESCRIPTION OF PROPERTIES

We do not own or rent directly any real estate, and hold no material tangible personal property. Our property consists of our Grand Sierra common stock, our equity interest in Averill Wind, LLC and our ownership of the developer's interest in the two wind farms of Shaokatan Hills, LLC and Lakota Ridge, LLC.

Item 3. LEGAL PROCEEDINGS
None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal year 2007 ended June 30, 2007.

                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ OTC Bulletin Board under the symbol "WNEA". The following quotes represent the high and low sales prices as reported by NASDAQ for our past two fiscal years. These quotes reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended June 30, 2007          High         Low
                                      ------------  -----------
First Quarter                        $       1.35 $        .45
Second Quarter                       $        .75 $        .37
Third Quarter                        $        .65 $        .32
Fourth Quarter                       $       2.50 $        .59

Table of Contents

Fiscal Year Ended June 30, 2006          High         Low
                                      ------------  -----------
First Quarter                        $        .45 $        .17
Second Quarter                       $        .31 $        .13
Third Quarter                        $        .51 $        .16
Fourth Quarter                       $       1.55 $        .32

As of September 21, 2007, the Company had approximately 369 shareholders of record. The Company did not declare or pay any cash dividends on its common stock during the last two fiscal years ended June 30, 2007 and 2006, and does not expect to pay cash dividends for the foreseeable future.

There were no issuer repurchases by the Company during the fiscal year ended June 30, 2007.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and related notes included in this Form 10-KSB. Our financial statements included herein have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP).

Forward-Looking Statements

This Annual Report on Form 10-KSB contains "forward-looking statements" within in the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933. Forward looking statements typically contain words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," or similar other words. Statements expressing expectations regarding our future business and prospects or projections we make relating to our properties, revenues and earnings are typical of such forward-looking statements.

All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict future results and activities. Our actual results may differ materially from those projected, stated or implied in our forward-looking statements as a result of many factors including, but not limited to, our overall industry environment, our ability to raise sufficient capital for planned wind energy asset purchases, effectiveness of our acquisition and development activities, efficient operation of our wind energy assets, prevailing energy prices, government regulatory matters, competitive pressures, general economic conditions and our financial condition.

Table of Contents

Our forward-looking statements relate only as of the date made by us. We undertake no obligation to update or revise any such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider all disclosures we make in this and other reports which relate to risk factors germane to our business and industry.

Comparison of Results of Operations for Fiscal Years Ended June 30, 2007 and 2006. Revenues and Gross Margin - Revenues during the fiscal year 2007 were $15,867 compared to revenues of $65,015 for fiscal year 2006. All revenues in both of these fiscal years consisted of discontinued services income or sales of products no longer offered by us after we discontinued active business operations during the first half of fiscal 2006. Due to our discontinued business operations, a comparison of our gross margins for fiscal years 2006 and 2007 is not meaningful.

Selling, General, and Administrative Expenses - Selling, general and administrative expenses for continued operations increased from $22,324 in fiscal year 2006 to $165,603 for fiscal year 2007, which increase was due primarily to our only becoming involved in the wind power business in fiscal year 2007. There is no meaningful purpose to compare selling, general and administrative expenses for discontinued operations related to these two years.

Operating Loss - Operating loss from continuing operations increased from $45,544 in fiscal year 2006 to $262,953 in fiscal year 2007. A comparison of total operating losses for these two fiscal years is not meaningful because of our termination of active business operations in both fiscal year 2006 and 2007.

Net Loss - Our net loss increased from $92,817 in fiscal year 2006 to $692,520 in fiscal year 2006, primarily due to increased personnel, marketing, and R&D activities and administration expenses related to our now discontinued PuraMed business.

Plan of Operation and Liquidity

We intend to concentrate our acquisition and development of wind energy assets toward the upper Great Plains region of the USA, including Minnesota, Iowa and the Dakotas. This region is particularly suitable for wind farms because it features large areas of flat and sparsely populated prairies having high and consistent wind speeds. Farmers, ranchers and citizens of rural towns in the Great Plains strongly welcome the additional profitable "crop" of farming wind from annual turbine rental payments, as well as the substantial construction and maintenance employment for local residents with some jobs being permanent. Also significant, there is no NIMBY (not-in-my-back-yard) factor to contend with in our targeted region such as is frequently encountered in more populated areas of the country.

Our primary focus for the next twelve months is to acquire additional material wind energy assets, which may involve interests either in completed wind farms now generating electricity or in wind farms still under development. We anticipate spending at least $5 million for wind asset acquisitions during these twelve months, which may involve purchases for cash, for our common stock, or for a combination of cash and equity securities. We do not currently possess the funding necessary to make any planned additional acquisitions. We anticipate obtaining needed funding through private placements of equity or debt securities. There is no assurance, however, that we can obtain any anticipated material funding through sale of our securities. If we cannot raise such planned funding, we will be unable to implement our business plan to acquire additional significant wind energy assets.

We currently have enough working capital to support our management and administrative operations and expenses until at least the end of calendar year 2007.

During the past fiscal year ended June 30, 2007, we raised a total of $2,673,650 (net of commissions) through private placements of our common stock and convertible notes (including exercise of outstanding stock options of $29,900). Moreover, all outstanding convertible notes were converted into our common stock in April 2007.

Off-Balance Sheet Arrangements

None

Item 7. FINANCIAL STATEMENTS

Our financial statements are included with an accompanying index in a separate financial section at the end of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

                                    Part III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors of the Company

The executive officers and directors of the Company are as follows:

Name                              Age           Position
--------------------------        ---------     ------------------------------

Robert O. Knutson                 70            CEO, CFO and Director
Robert A. Williams                70            Chairman    of   Board    and
                                                Director

Robert O. Knutson has been a principal officer and director of the Company since April, 2007. Mr. Knutson has practiced general and corporate law in the metropolitan Minneapolis area since 1971 and prior thereto he was an associate attorney with the downtown Minneapolis law firm of Dorsey & Whitney. Mr. Knutson also is Chairman of the Board of Viper Powersports, Inc., a public company which develops, produces and markets a line of premium custom V-Twin motorcycles.

Robert A. Williams has been a director and Chairman of the Board since April 2007. Mr. Williams is the founder and principal owner of Bobby and Steve's Auto World, which owns and operates eight gas/service stations with full-service garages and towing services in the Minneapolis/St. Paul metropolitan region. Mr. Williams is a member of the City Council of Columbia Heights, Minnesota.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of the Company's common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Based solely on copies of
Section 16(a) forms and representations from the Company's executive officers, directors and ten-percent beneficial owners, the Company believes these persons have complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2007.

 Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct ("the Code"), which applies to the business conduct of the principal executive officer, principal financial officer, principal accounting officer and controller. The Code is available to any shareholder who sends a written request for a paper copy to: Wind Energy America Inc., ATTN: Robert O. Knutson, 12100 Singletree Lane, Suite 100, Eden Prairie MN 55344. If the Company makes any substantive amendments to the Code or grants any waiver, including any implicit waiver from a provision of the Code for the directors or executive officers, the nature of such amendment or waiver will be disclosed in a Current Report on Form 8-K.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table
The following table shows for fiscal years ended June 30, 2007 and 2006, respectively, compensation which was paid by the Company to the three persons who served as Chief Executive Officer (CEO) of the Company for these two years. No other officer of the Company received annual compensation exceeding $100,000 for these two fiscal years.

                                                              Annual              Long -Term
Name and Principal                                         Compensation           Compensation
Position                                    Year            Salary ($)         Shares Granted(#)
----------------------                     --------       ---------------    --------------------
Robert O. Knutson(1)                        2007                     $120,000                  --
CEO/CFO                                     2006                           --                  --
Russell W. Mitchell(2)                      2007                      $72,000                  --
CEO/CFO                                     2006                      $27,000                  --
Craig S. Laughlin(3)                        2007                           --                  --
CEO                                         2006                      $17,500                  --

         (1) Mr. Knutson became CEO/CFO in April 2007, and receives compensation of $4,000 monthly. He also received 120,000 shares of restricted common stock of the Company in April 2007 in consideration for his agreement to serve as CEO/CFO of the Company.
         (2) Mr. Mitchell served as CEO/CFO from April 2006 to April 2007. (3) Mr. Laughlin served as CEO of the Company from October 2005 to
                  April 2006.

Option Grants During Fiscal 2007

There were no grants of stock options to any persons named in the "Summary Compensation Table" above during fiscal year 2007 ended June 30, 2007, nor were there any SAR grants to these persons.

Option Exercises During 2007 Fiscal Year and Fiscal Year-End Option Values

None of the persons in the above "Summary Compensation Table" exercised any stock options or SAR grants during fiscal year ended June 30, 2007.

Outstanding Options

None of the persons in the above "Summary Compensation Table" holds or owns any outstanding stock option or SAR grant relating to common stock of the Company.

Compensation of Directors
Messrs. Williams and Knutson each received 50,000 shares of restricted common stock of the Company in April 2007 in consideration for their agreeing to serve on the Board of Directors of the Company.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 26, 2007, certain information with respect to beneficial ownership of common stock of the Company by executive officers and directors of the Company, by each person known by the Company to own beneficially more than 5% of the outstanding common stock of the Company, and by all officers and directors of the Company as a group Each person named in this table has sole voting and investment power with respect to all shares of common stock of the Company beneficially owned by such person. Unless otherwise indicated, the address of each listing shareholder is 12100 Singletree Lane - Suite 100, Eden Prairie, MN 55344.

                                                        Number of
                                                        Shares
                                                        Beneficially
Name of Shareholder                                     Owned                Percentage Owned
-------------------------------------------------      ---------------      -----------------
Robert A. Willams (1)                                   718,333                         4.54%
Robert O. Knutson                                       245,000                         1.55%
Terry L. Myhre                                          864,913                         5.46%
1401 West 76th Street
Richfield, MN 55423
All officers and directors as a group (2 persons)       963,333                         6.09%


(1)      Includes 148,333 shares owned directly by Robert Williams Trust.

Equity Compensation Plan Information

In June, 2007 the Company terminated all existing equity compensation plans including its 1999 Employee Plan and its 1991 Non-Employee Director Plan.

Currently there are no outstanding stock options or warrants held by any employee or director of the Company.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2006 we purchased the rights to three non-prescription healthcare products from Messrs. Mitchell and Higgins, who were not affiliated with the Company at the time but later became principal executive officers of the Company, in consideration for which we issued them a total of 492,121 shares of our unregistered common stock.

Robert Williams, a director of our Company, purchased a total of 182,000 of our common shares at $.40/share in April 2006. In addition, 148,333 shares were purchased by the Robert Williams Trust at $.60/share in July 2006.

In September 2005 Terry L. Myhre and our company entered into a settlement agreement whereby Mr. Myhre converted substantial debt owed to him by our Company into 318,246 shares of our common stock based on $1.50 per share and incident thereto Mr. Myhre also advanced $35,000 to our company for working capital. He also purchased an additional 26,667 shares of our common stock at $1.50 per share from October 2005 - January 2006.

Item 13. EXHIBITS

Exhibit Index Annual report on Form 10-KSB For year ended June 30, 2007 3.1 Articles of Incorporation (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1988).

3.2 Bylaws of the Company as amended through January 12, 2004 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004).

4.1 Specimen certificate representing the Company's Common Stock (incorporated by reference to exhibit 3(a) to Amendment No. 2 to the Company's Registration Statement on Form S-18, File No. 2-71333C).

10.18 Amendment No.1 to Agreement to extend and amend Loan and Security Agreement of November 5, 2003, between the Company and the Estate of William S. Sadler, dated April 7, 2004 (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.19 Warrant to the Estate of William S. Sadler to purchase 385,000 shares of Dotronix Common Stock at $0.05 per share, dated April 7, 2004 (incorporated by reference to exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.20 Registration Rights Agreement between the Company and the Estate of William S. Sadler, dated April 7, 2004 (incorporated by reference to exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.21 Loan Agreement between the Company and Terry L. Myhre, dated April 7, 2004 (incorporated by reference to exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.22 Security Agreement made and entered into by the Company in favor of Terry L. Myhre, dated April 7, 2004 (incorporated by reference to exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.23 Subordination Agreement made and given by the Estate of William S. Sadler in favor of Terry L. Myhre, dated April 7, 2004 (incorporated by reference to exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.24 Promissory Note in the principal amount of $450,000 from the Company to Terry L. Myhre, dated April 7, 2004 (incorporated by reference to exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.25 Warrant to Terry L. Myhre to purchase 100,000 shares of Dotronix Common Stock at $0.10 per share, dated April 7, 2004 (incorporated by reference to exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.26 Option Agreement between Terry L. Myhre, the Estate of William S. Sadler and Minnesota River Aviation, Inc., dated April 7, 2004 (incorporated by reference to exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.27 First Amendment to Lease between the Estate of William S. Sadler and the Company, dated April 7, 2004 (incorporated by reference to exhibit
         10.12 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

Table of Contents

10.28 Amendment dated September 27, 2004 to Loan Agreement dated April 7, 2004 between Dotronix, Inc. and Terry L. Myhre (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed September 29,
         2004).

10.29* Amendment dated June 20, 2004 to 1999 Non-employee Director Stock Option and Stock Grant Plan (incorporated by reference to the Company's Form 10KSB filed October 28, 2004)

10.30* Dotronix, Inc. 1999 Stock Incentive Plan, as amended, (incorporated by reference to Appendix C to the Company's definitive proxy statement filed October 28, 2004)

10.31 Memorandum of Agreement between the Company and Craig Laughlin dated June 9, 2005 (incorporated by reference to the Company's Form 10KSB for the year end June 30, 2005).

10.32 Settlement Agreement and Mutual between the Company and Terry L. Myhre dated September 9, 2005 (incorporated by reference to the Company's Form 10KSB for the year end June 30, 2005).

10.33 Securities Purchase Agreement between the Company and Terry L. Myhre dated September 9, 2005 (incorporated by reference to the Company's Form 10KSB for the year end June 30, 2005).

10.34 Settlement Agreement and Mutual Release between the Company and the Estate of William S. Sadler dated September 9, 2005 (incorporated by reference to the Company's Form 10KSB for the year end June 30, 2005).

10.35    Agreement (Conveyance of Assets in Lieu of Foreclosure: Assumption of
         Debt) between the Company and Dotronix Technology, Inc. dated September 12, 2005 (incorporated by reference to the Company's Form 10KSB for the year end June 30, 2005).

10.36 General Assignment and Bill of Sale from the Company to Dotronix Technology, Inc., dated September 12, 2005 (incorporated by reference to the Company's Form 10KSB for the year end June 30, 2005).

10.37 Warrant for purchase of Grand Sierra Common Stock (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed May 15,
         2006).

10.38 Asset Purchase Agreement between Dotronix, Inc. and Accelerated Drug Delivery, LLC (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed April 11, 2006).

10.39 Condominium Marketing Agreement with Grand Sierra Resort Corp., filed herewith.

23.1     Consent of Independent Registered Public Accounting Firm.

31.1 Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-KSB pursuant to Item 13(a) of this Report.
                                       14

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

 AUDIT FEES

Lurie Besikof Lapidus & Company, LLP has acted as the Company's independent accounting firm for the audit of the fiscal year of the Company ended June 30, 2006, and for the review of our fiscal year 2006 interim financial statements and those for the first and second quarters of fiscal year 2007. The aggregate fees billed by Lurie Besikof Lapidus & Company, LLP for these auditing and review services are as follows:

                                 2007          2006
                            ------------  ------------
Audit and Review Fees       $      8,200  $     37,400
Other fees                           -0-           -0-
                            ------------  ------------
                            $      8,200  $     37,400
                            ============  ============

Audit and review fees are for the annual year-end audit and for quarterly reviews.

Child, Van Wagoner, & Bradshaw, PLLC has acted as the Company's independent accounting firm for the audit of the fiscal year of the Company ended June 30, 2007 and for the review of our fiscal year 2007 interim financial statements for the third quarter of fiscal year 2007. The aggregate fees billed by them for these auditing and review services are as follows:

                                         2007                   2006
                                  -------------------     ----------------
     Audit and Review Fees        $            19,500     $            -0-
     Other Fees                                   -0-                  -0-
                                  -------------------     ----------------
                                  $            19,500     $            -0-
                                  ===================     ================

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  WIND ENERGY AMERICA INC.

Date: October 12, 2007             /s/       Robert O. Knutson
                                   ------------------------------------------
                                   Robert O. Knutson,  CEO/CFO

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date                              Signature

October 12, 2007                      /s/       Robert O. Knutson
                                      ------------------------------------------
                                      Robert O. Knutson, Director
                                      (principal executive officer)
                                      (principal financial officer)



October 12, 2007                      /s/       Robert A. Williams
                                      ------------------------------------------
                                      Robert A. Williams, Director

                            WIND ENERGY AMERICA INC.

                   Index to Consolidated Financial Statements


                                                                      Page(s)
Report of Independent Registered Public Accounting Firm                17
Consolidated Balance Sheets                                            18
Consolidated Statements of Operations                                  19
Consolidated Statement of Changes in Stockholders' Equity              20
Notes to Consolidated Financial Statements                             21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders
Wind Energy America, Inc.
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of Wind Energy America, Inc. as of June 30, 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wind Energy America, Inc. as of June 30, 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.


/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
October 12, 2007

                            Wind Energy America, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,
                                                                     2007                   2006
                                                                ----------------     ------------------
                          Assets
Current Assets
  Cash and cash equivalents                                     $        114,595     $           88,697
  Accounts receivable                                                     30,000                      -
                                                                ----------------     ------------------
Total Current Assets                                                     144,595                 88,697

Investment in Grand Sierra Resort Corp.                                  415,000                415,000
Investment in Averill Wind, LLC                                          200,000                      -
Investment in Boreal Zulu Project                                         50,000                      -
Investment in Shaokatan Hills/Lakota Ridge                             1,750,000                      -
PuraMed BioScience Products, net of accumulated
   amortization of $0 and $6,765 in 2007 and 2006,
   respectively                                                                -                244,217
                                                                ----------------     ------------------

Total Assets                                                    $      2,559,595     $          747,914
                                                                ================     ==================

           Liabilities and Stockholders' Equity
Current Liabilities
  Accounts Payable                                              $            172     $           15,873
  Accrued Liabilities                                                          -                 37,100
                                                                ----------------     ------------------
Total Current Liabilities                                                    172                 52,973

Stockholders' Equity
  Preferred Stock; 10,000,000 shares authorized; no
    shares issued and outstanding                                              -                    -
  Common Stock; $.05 par value; 50,000,000 shares
    authorized; 15,764,842 and 9,170,777 shares issued and
    outstanding in 2007 and 2006, respectively                           788,242                458,539
  Additional paid-in capital                                          16,972,389             13,370,638
  Accumulated deficit                                                (15,201,208)           (13,134,236)
                                                                ----------------     ------------------
Total Stockholders' Equity                                             2,559,423                694,941
                                                                ----------------     ------------------

Total Liabilities and Stockholders' Equity                      $      2,559,595     $          747,914
                                                                ================     ==================

              See accompanying notes to the consolidated financial
                                  statements.

                            Wind Energy America, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                Year ended June 30,
                                                                                            2007                   2006
                                                                                     --------------------   --------------------
Revenue:
                                                                   Total Revenue     $                  -   $                  -

Expenses:
     General & administrative                                                                      40,471                 22,324
     Management services                                                                          194,500                      -
     Professional fees                                                                             42,350                 23,220
     Clay blue energy note writeoff                                                                60,000                      -
     Warrant expense                                                                            1,300,951                      -
                                                                                     --------------------   --------------------
                                                                  Total Expenses                1,638,272                 45,544

                  Net  loss from continuing operations before income tax benefit               (1,638,272)               (45,544)

      Income taxes  benefit                                                                             -                      -
                                                                                     --------------------   --------------------
                                             Net loss from continuing operations               (1,638,272)               (45,544)

                         Loss from discontined operations -no income tax benefit                 (428,700)               (47,273)
                                                                                     --------------------   --------------------

                                                                        Net Loss     $         (2,066,972)  $            (92,817)
                                                                                     ====================   ====================

Per Share Data:
                                             Weighted Average Shares Outstanding               10,925,669              7,449,436
                                                                                     ====================   ====================

Net Loss per Common Share :
   Continuing operations                                                             $              (0.15)  $             (0.006)
                                                                                     ====================   ====================

   Discontinued operations                                                           $              (0.04)  $             (0.006)
                                                                                     ====================   ====================

   Total net loss per share                                                          $              (0.19)  $             (0.012)
                                                                                     ====================   ====================

Diluted earnings per share are not shown as they would reduce loss

                   See accompanying notes to the consolidated
                             financial statements.

                            Wind Energy America, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                       July 1, 2005 through June 30, 2007


                                                  Common          Common
                                                   Stock           Stock           Paid - In       Accumulated         Total
                                                  Shares          Amount            Capital          Deficit           Equity
                                             --------------   ------------    -----------------   -------------    -------------

Balances at July 1, 2005                          6,713,141   $    335,657    $      11,883,029   $ (13,041,419)   $    (822,733)
Common stock issued for debt
  settlement @ $ 1.35 per share                     540,498         27,025              700,701               -          727,726
Common stock for services
  @  $ 1.03 per share                                25,000          1,250               24,507               -           25,757
Common stock issued for
  PuraMed BioScience products including
  19,684 shares for commissions
  @ $ .49 per share                                 511,805         25,591              225,391               -          250,982

Common stock issued for cash, net of
  $225,554 of  expenses including
  warrants valued at $ 161,030 for
  commissions @ $ .44 per share                   1,380,333         69,016              537,010               -          606,026
Net loss for year ended June 30, 2006                     -              -                    -         (92,817)         (92,817)
                                             --------------   ------------    -----------------   -------------    -------------
Balances at July 1, 2006                          9,170,777        458,539           13,370,638     (13,134,236)         694,941

Common stock issued for cash
 @ $ .35 per share, net of
 commissions of $5,600                              160,000          8,000               42,400               -           50,400
Common stock issued for cash
 @ $ .30 per share
 net of  commissions of $ 8,115                   1,337,500         66,875              326,260               -          393,135
Common stock for services
 @  $ .30 per share                                 680,000         34,000              170,000               -          204,000
Conversion of subordinated debentures
 @ $ .30 per share
 net of commissions of $ 61,755                   2,058,500        102,925              452,870               -          555,795
Common stock options exercised
 @ $ .40, $ .23 and $.21 per share                  115,000          5,750               24,150               -           29,900
Common stock issued for cash
 @ $ .50 per share                                  400,000         20,000              180,000               -          200,000
Common stock issued for cash
 @ $ .75 per share
 net of  commissions of $75,380                   1,493,065         74,653              969,767               -        1,044,420
Common stock issued for cash
 @ $ 1.00 per share                                 150,000          7,500              142,500               -          150,000
Common stock issued for cash
 @ $ 1.25 per share                                 200,000         10,000              240,000               -          250,000
Spinout of PuraMed BioScience
 - assets net of liabilities                              -              -             (247,147)              -         (247,147)
Warrants issued for services
 and conversion of debt                                   -              -            1,300,951               -        1,300,951
Net loss for year ended June 30, 2007                     -              -                    -      (2,066,972)      (2,066,972)
                                             --------------   ------------    -----------------   -------------    -------------

Balances at June 30, 2007                        15,764,842   $    788,242    $      16,972,389   $ (15,201,208)   $   2,559,423
                                             ==============   ============    =================   =============    =============


               See accompanying footnotes to financial statements.
                                       20

                            Wind Energy America, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Year              Year
                                                                                               ended June 30,    ended June 30,
                                                                                                    2007              2006
                                                                                               --------------    --------------
Cash Flows from Operating Activities:
                                                                                  Net Loss     $   (2,066,972)   $      (45,180)

Adjustments to Reconcile Net Loss
   to Net Cash Flow- continuing operations:
       Common stock issued for compensation                                                           206,000            25,757

Changes in Operating Assets and Liabilities:
      Increase in  notes receivable                                                                   (30,000)                -
      Increase (decrease) in  accounts payable                                                        (49,302)           27,302
Net loss from spin-off of discontinued operations                                                     437,852          (117,008)
                                                                                               --------------    --------------
                                                    Net Cash used in Operations Activities         (1,502,422)         (156,766)

Cash Flows from Investing Activities:
     Investments - continuing operations                                                           (2,000,000)         (415,000)
     Proceeds (Capital expenditures) - discontinued operations                                         (3,756)            1,142
                                                                                               --------------    --------------
                                                     Net Cash used in Investing Activities         (2,003,756)         (413,858)

Cash Flows from Financing Activities:
     Common stock issued for cash                                                                   2,231,125           606,026
     Warrants issued with debt conversion                                                           1,300,951                 -
     Discontinued operations -bank borrowings                                                               -            35,000
                                                                                               --------------    --------------
                                                 Net Cash Provided by Financing Activities          3,532,076           641,026

                                                 Net Increase in Cash and Cash Equivalents             25,898            70,402

                                          Cash and Cash Equivalents at Beginning of Period             88,697            18,295
                                                                                               --------------    --------------

                                                CASH AND CASH EQUIVALENTS AT END OF PERIOD     $     114,595     $       88,697
                                                                                               =============     ==============

Supplemental Non Cash Flow Information:
    Cash Paid During the Year for:
        Interest Expense-discontinued operations                                               $           -     $        6,137
                                                                                               =============     ==============


        Income Taxes                                                                           $           -     $            -
                                                                                               =============     ==============

Common Stock-2,058,500 shares for conversion of debt                                           $     555,795     $            -
                                                                                               =============     ==============

Common Stock-492,121 shares for PuraMed Products - a discontinued asset                        $           -     $      250,982
                                                                                               =============     ==============

Common Stock-156,040 shares for debt owed to a related party  -discontined operations          $           -     $      156,040
                                                                                               =============     ==============

Common Stock -318,246 shares for a loan payable to a related party -discontined operations     $           -     $      477,369
                                                                                               =============     ==============

Common Stock 66,212 shares for a lease obligation to a related party -discontined operations   $           -     $        94,317
                                                                                               =============     ===============

Net Assets ( Discontinued Assets at FMV of $ 83,700 net of liabilities of $ 71,700 )
   of discontinued operations transferred to related party for debt relief                     $           -     $        12,000
                                                                                               =============     ===============


                     See accompanying notes to consolidated
                             financial statements.
                                       21

                            Wind Energy America, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Years Ended June 30, 2007 and 2006


A.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES NATURE OF
     BUSINESS:

Dotronix, Inc. History

Wind Energy America, Inc. (formerly Dotronix, Inc), ("the Company"), was founded in 1980 as a Minnesota corporation. As Dotronix, Inc., the Company designed manufactured and marketed cathode ray tube ("CRT") displays. More recently the Company attempted to enter the electronic digital signage business without commercial success. The Company lost money continuously through 2005, when it restructured by issuing stock to eliminate outstanding debt obligations, discontinued its CRT business and repositioned the Company for participation in a new business venture. These activities were completed upon the acquisition of the PuraMed products during 2006. The Company created PuraMed BioScience, Inc. as a subsidiary during 2006 and spun-off this subsidiary on April 12, 2007. The operations of the electronics and PuraMed BioScience, Inc. have been consolidated through April 12, 2007 as discontinued operations.

PuraMed BioScience, Inc.

In April 2006, the Company acquired three over-the-counter consumer healthcare products owned by Mr. Russell Mitchell and Mr. James Higgins, who formed PuraMed BioScience, Inc. on May 9, 2006 to hold these assets and conduct its operations as a wholly owned subsidiary of the Company. Mr. Mitchell and Mr. Higgins became the Company's Chief Executive Officer and Chief Financial Officer, and the Company's Chief Operations Officer, respectively until April 12, 2007, when the Company spun-off PuraMed BioScience, Inc. on the basis of 1 share PuraMed BioScience, Inc. per every 5 shares of Wind Energy America, Inc. A total of 2,174,989 shares of PuraMed BioScience, Inc. will be reserved to Wind Energy America, Inc. shareholders for future distribution. The distribution of the PuraMed BioScience, Inc. shares to the shareholders of Wind Energy America, Inc. will occur in October 2007. The operations of PuraMed BioScience, Inc. have been consolidated through April 12, 2007 as discontinued operations.

Grand Sierra Resort Corp.

In July 2006, the Company entered into two transactions with Grand Sierra Resort Corp, a hotel/casino, entertainment and condominium complex in Reno, Nevada. The first transaction was an investment through the purchase of an equity interest in the Grand Sierra development, and the second transaction was an operational contract to assist Grand Sierra in marketing condominium units.

Purchase of Grand Sierra Common Stock In May 2006, the Company obtained from Grand Sierra a warrant to purchase up to 5,000,000 shares of Grand Sierra common stock at $.40 per share, which expired in June 2006. Under the terms of this warrant, the Company purchased for $415,000, a total of l,037,500 shares of Grand Sierra, resulting in an ownership interest in Grand Sierra of slightly less than l%. Grand Sierra is a private company incorporated in the State of Nevada. The Company continues to hold its common stock investment in Grand Sierra. Future development plans for Grand Sierra include a large indoor water park and other destination entertainment facilities.

Condominium Marketing Contract In September 2006, the Company entered into an agreement with Grand Sierra to assist them in marketing condominium units which they were currently developing in their Reno hotel/casino complex. The agreement provided for compensation to the Company of $l5,000 monthly, may be terminated by either party upon 60 days written notice, and would terminate automatically in the event the Company failed to be responsible for the sale of at least l.5 condo units per month. Due primarily to a substantial downturn in the general real estate market, terms were not satisfied by the Company and subsequently, the agreement was terminated.

The Company accounts for its investment in Grand Sierra using the cost method. Grand Sierra acquired the Reno Hilton from Harrah's Entertainment, Inc. in June 2006. This hotel/casino entertainment complex has approximately 2,000 hotel rooms and is situated on approximately 145 acres. Grand Sierra has initiated a comprehensive development plan to create one of the largest destination resort and entertainment centers in the western United States other than Las Vegas. .

Wind Energy Business

Averill Wind Farm In early 2007, the Company entered into its first transaction to engage in the industry of generating electricity from wind power turbines, which consisted of its purchase of a $200,000 equity interest in Averill Wind, LLC , a Minnesota limited liability company. Averill is a 10 megawatt (10,000 kilowatts) wind farm in Minnesota, near Fargo/Moorhead, situated in a region of the country that is favorable for generation of electricity through wind power ..Averill will cost approximately $15 million to complete, and is scheduled for completion during the first half of 2008.

Shaokatan Hills/Lakota Ridge Wind Farms In August 2007, the Company completed a strategic asset purchase through its acquisition of Northern Alternative Energy Shaokatan, LLC, which owns the developer's stake in two adjoining wind farms in Lincoln County Minnesota. The Company acquired these interests in Shaokatan Hills, LLC and Lakota Ridge, LLC for $2,300,000 from their developer, Northern Alternative Energy Inc. These two wind farms were completed in 1999 and have been generating wind power electricity from their prime location on Buffalo Ridge for several years. Buffalo Ridge, in southwestern Minnesota, is one of the leading wind power regimes in the country, and is known in the industry for its consistent, strong wind speed.

Known as Shaokatan Hills, LLC and Lakota Ridge, LLC, these two wind farms contain 33 modern wind turbines, having a total rated power capacity of 23 megawatts. (23,000 kilowatts) The Company's ownership of the developer's stake in the wind farms will be only a minimal percentage interest with negligible cash flow until 2010, when the developer's stake (the Company's interest) converts into an 80% equity ownership of the two wind farms. Over the past few years, these 33 wind turbines have generated electricity at an average annual rate of 68,300,000 kilowatt hours. Based upon revenues from the two wind farms during the past few years, the Company anticipates receiving aggregate net revenues of approximately $11 million during the period from 2010-2018. The Company's acquisition of these wind energy assets provides it with a substantial core holding to generate significant future cash flow as well as the opportunity for future development through re-powering the wind farms with new turbines.

Zulu Wind LLC In May 2007, the Company, in conjunction with Boreal Energy Inc., and in accordance to a mutual Memorandum of Understanding, ("MoU") invested $50,000 in an Interconnection System Impact Study to connect 300 MW of wind generated electricity to Excel Energy's ZULU substation in southeast Lincoln County, Minnesota. The Company will supply 50% of the capital and be 50% partner in the proposed 300 MW wind farm, located just east of the Zulu substation.

Consolidation Policy

The consolidated financial statements include the Company and its wholly-owned subsidiary, PuraMed BioScience, Inc. ("PuraMed"). PuraMed, a Minnesota corporation, was formed in May 2006 to facilitate the medical product business. However, on April 12, 2007, PuraMed was spun-off, (on a 1 to 5 basis) to the shareholders of Wind Energy America, Inc., ownership of PuraMed by the Company was terminated, resulting in its operations no longer being consolidated after April 12, 2007.

Discontinued Operations

The Company has accounted for its PuraMed BioScience, Inc. operations, prior electronics operations and limited condo sales activities as discontinued operations. The net assets as of April 12, 2007 of PuraMed were eliminated from consolidation in the Company's balance sheet. However, the Company will continue as an investor in Grand Sierra Resorts Corp. (See the spinout footnote C for further details)

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. The carrying value of the Company's investments in Grand Sierra Resort Corp. and Wind Assets are carried at cost, which may differ significantly from their economic values.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provision of Statements of Financial Accounting Standards (SFAS) No. 123R "Share-based Payment - an amendment of the Financial Accounting Standards Board Statement No. 123." Among other items, SFAS No.123R eliminated the use of APB No. 25 and the intrinsic value method of accounting for stock-based compensation, and requires companies to recognize in the financial statements the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The Company's options were fully vested as of January 1, 2006. Therefore, the adoption of SFAS No. 123R had no impact on the Company's financial statements. The Company did not issue any stock options in the fiscal year end June 30 2007, although it did record an expense of $15,800 in 2006 for options.

Fair Value of Financial Instruments

Cash, receivables, accounts payable and accrued liabilities are carried at amounts that reasonably approximate their fair value due to the short-term nature of these amounts.

PuraMed BioScience Products

PuraMed products, which are reflected as discontinued investments in the June 30, 2006 balance sheet, consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property, all of which were being amortized on a straight-line basis over an estimated useful life of seven years. Such amortization is reflected in discontinued operations.

Amortization expense of the discontinued investment in PuraMed BioScience, Inc. was reflected in discontinued operations, as $28,071 in the period from July 1, 2006 through April 12, 2007.

The carrying value is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment existed prior to their spin-off on April 12, 2007.

Loss per common share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is not shown, as the exercise of stock options and warrants using the treasury stock method are dilutive to the computation of loss per share.

Reclassifications

Certain reclassifications were made to the 2007 consolidated financial statements to reflect the discontinuance of the operations of PuraMed BioScience, Inc., the electronics business, and the elimination of future condo sales in the Grand Sierra Resort.

B. RELATED PARTIES, FINANCING ARRANGEMENTS & FUTURE CONSIDERATIONS FINANCING
ARRANGEMENTS:

The Company in exiting the electronics business generally referred as the Dotronix business began issuing shares of the Company's common stock to fund liabilities incurred in the operation of that business. In September 2005, Mr. Myhre and the Company entered into a settlement agreement, whereby Mr. Myhre converted substantial debt owed to him by Dotronix to 318,246 shares of the Company's common stock, based on $1.50 per share, and advanced $35,000 to the Company's working capital. He also purchased an additional 26,667 shares of the Company's common stock at $1.50 per share from October 2005 to January 2006.

In September 2005, the Estate of William S. Sadler also entered into a settlement with the Company, whereby the Estate converted all debt owed it by the Company into common stock based on $1.00 per share, for which the Estate received a total of 156,040 shares. The Company also settled a lease agreement between the Estate and the Company, whereby the Company issued the Estate an additional 66,212 common shares in full settlement of the remaining lease obligations.

Two former officers of the Company, Kurt T. Sadler, and Robert V. Kling, formed a corporation under the name Dotronix Technology, Inc., ("DTI") which held $12,000 of secured debt owed to Mr. Myhre. In September 2005, the Company entered into an agreement with DTI, whereby DTI acquired $83,700 of operating assets of the Company by assuming $71,700 of liabilities in lieu of foreclosure of the security interest held by DTI in the assets of the Company, and satisfaction of the $12,000 note owed to Mr. Myhre.

On April 11, 2006, the Company issued 492,121 shares of common stock in exchange for the rights, title, and interest in PuraMed Bioscience products. The market value of the common stock on the date of exchange was $250,982. The Company issued 19,684 shares of common stock valued at $7,874 as a commission for the issuance of the shares.

During the quarter ended June 30, 2006, the Company completed the sale of 1,380,333 shares of restricted, unregistered common stock for a total of $606,026 net of offering expenses. The Company used the proceeds from the sale of common stock to purchase 1,037,500 shares of Grand Sierra Resort Corp.'s common stock for $415,000.

In the first quarter of fiscal year end June 30, 2007 the Company sold, in a private placement, 160,000 shares at $.35 per share to fund the operations of PuraMed.

In the second and third quarters of the current fiscal year, the Company sold 1,337,500 shares of common stock at $.30 per share to further fund the operations of PuraMed and its $200,000 investment in Averill Wind Farm. The Company issued 680,000 shares for $204,000 in management and consulting services.

The Company sold $617,550 in subordinated debentures from March to April 2007. All the subordinated debentures were converted, at $.30 per share, into 2,058,500 shares of common stock on April 12, 2007.

In April 2007, options for 25,000 shares at $.40 per share, 50,000 options at $.23 per share and 40,000 options at $.21 per share were exercised for a total consideration of $29,900.

During May and June 2007, the Company sold 400,000 shares at $.50 per share, 1,493,066 shares at $.75 per share, 150,000 shares at $1.00 per share and 200,000 shares at $1.25 per share. The proceeds of these sales and the converted subordinated debentures totaled $2,255,955 net of commissions of $81,395.

Subsequent to the fiscal year ending June 30, 2007, the Company sold 458,000 shares at $1.25 per share, resulting in proceeds of $572,500. At the conclusion of these sales, the Company had 16,195,507 shares outstanding.

Future Expansion

At September 23, 2007, the Company had working capital of approximately $100,000 and has funded its investment in the Northern Alternative Energy's ("NAE") - Shaokatan Hills, LLC and Lakota Ridge, LLC. The Company plans to obtain the future needed working capital primarily through the sale of its common stock. If the Company cannot obtain substantial working capital through common stock sales or other sources, it would be forced to curtail its future planned business expansion. The Company currently estimates that it has funds to support the operations of the business through the end of the fiscal year ending June 30, 2008.

C. SPIN-OFF OF PURAMED BIOSCIENCE, INC.

The Company, in a spin-off transaction, transferred its ownership to its shareholders in PuraMed BioScience, Inc.

C. SPIN-OFF OF PURAMED BIOSCIENCE, INC. cont...


D. COMMITMENTS
Total rent expense for the Company for the years ended June 30, 2007 and 2006 was approximately $10,000 and $25,000, respectively. The Company currently leases its office on a usage basis, which averages $350 per month.

E. STOCKHOLDERS' EQUITY Options .
The Company discontinued its stock options plan. The only options granted were 100,000 in fiscal year end 2006 in connection with a terminated employment contract, and were exercised in fiscal year 2007.

A summary of the Company's stock options is presented below:

                                                                Years Ended June 30
                                                        2007                           2006
                                           ------------------------------- ------------------------------
                                                Shares         Weighted        Shares         Weighted
                                                               Average                        Average
                                                               Exercise                       Exercise
                                                                Price                          Price
                                           ----------------- ------------- ---------------  -------------
Outstanding at beginning of year                    167,500  $       0.36          78.500   $       0.76
 Granted                                                  -  $          -         100,000   $       0.22
 Exercised or Cancelled                            (120,000) $        .33         (11,000)  $       2.05
                                           -----------------               ---------------
Outstanding at end of year                           47,500  $        .45         167,500   $        .36
                                           ================= ============= ===============  =============

Options exercisable at year end                      47,500  $        .45         167,500   $        .36
                                           ================= ============= ===============  =============

The following table summarizes information about stock options outstanding at June 30, 2007:

Options Outstanding and Exercisable:

    Options         Remaining Contractual         Exercise
  Outstanding           Life (Years)                Price
-----------------   ----------------------     ----------------

          10,000             2.2             $            0.21
           2,500             2.4             $            0.23
          25,000             1.4             $            0.36
           5,000             7.4             $            0.95
           2,500             .3              $            0.97
           2,500             1.3             $            1.00

-----------------
          47,500             2.2             $             .45
=================

Warrants

In connection with various private placements of the Company's common stock and convertible debentures, the Company issued warrants to broker/dealers and investors as shown in the following table. The remaining contractual life is as of June 30, 2007.

   Warrants              Remaining
   Warrants             Contractual               Exercise
  Outstanding           Life (Years)                Price
----------------    ---------------------      ----------------
         36,200             3.9                $           0.40
        114,250             4.0                $           0.60
         24,000             4.1                $           0.35
        133,519             4.6                $           0.30
        205,850             2.8                $           0.30
        100,507             3.0                $           0.75
        617,500             2.8                $           0.30

----------------
      1,231,826             3.2                $           0.37
================

F. INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes that requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The valuation allowances have been established equal to the income tax benefits to reduce the deferred tax assets to zero.

A reconciliation of the Company's income tax provision based on a statutory federal income tax rate of 35% to the Company's effective rate is as follows:

                                           Years Ended June 30
                                        ------------------------
                                            2007         2006
                                         ----------- -----------
Computed tax benefit at:
     Federal tax rate                   $  (268,000)$   (32,000)
     State tax rate net of federal
          benefit                           (40,000)     (5,000)
     Change in valuation allowance          307,000      34,000
     Permanent and other differences          1,000       3,000
                                        ------------------------
     Provision                          $         -- $         --
                                        ========================

No deferred income taxes have been provided for the temporary differences between the financial reporting and income tax basis of the Company's due to the valuation allowances outlined below:

                                            June 30
                                     2007             2006
                                --------------    -------------
                                     Asset            Asset
                                  (Liability)      (Liability)
Net operating loss carryforward $   (5,200,000)   $   4,148,000
Inventories                                 --                0
Tax credit carryforward                  2,000            2,000

Accrued liabilities                         --           15,000
Depreciation                                --          (36,000)
Other                                       --           (4,000)
Valuation allowance                 (5,202,000)      (4,150,000))
                                --------------    -------------
                                $           --    $          --
                                ==============    =============

At June 30, 2007, the Company has federal income tax net operating loss carryforwards of approximately $11,700,000 that will expire through 2027, and for Minnesota income tax net operating loss carryforwards of $3,200,000 that will expire through 2021. Wisconsin's operating loss carryforwards of $ 450,000 that expire through 2022. Future utilization of loss carryforwards could be limited under Internal Revenue Code Section 382 for significant changes in ownership. The Company also has general business tax credit carryforwards of approximately $2,000 that will expire through 2007, and $11,000 of alternative minimum tax credit carryforwards that will not expire.