Form 10QSB
period 2007-09-30
WIND ENERGY AMERICA INC.
filed 2007-11-14
CIK 351809

                SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 1O-QSB

Quarterly Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2007 Commission File No. 0-9996

WIND ENERGY AMERICA, INC.

(Exact Name of Registrant as specified in its charter)

                ______________

Minesota	41-1387074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12100 Singletree Lane, Suite 100, Eden Prairie, MN 55344

(Address of principal executive offices)

(952) 746-1313

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        YES(X)NO( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	( )	Accelerated filer ( )	Non-accelerated filer(X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 1 2b-2 of the Exchange Act): YES ( )      NO(X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 30, 2007
Common stock, par value	$ .05 per share	16,155,513 shares
Transitional Small Business Disclosure Format (Check One): YES ( )	NO (X)

WIND ENERGY AMERICA, INC.

INDEX

Part I — Financial Information

Item 1. Unaudited Consolidated Financial Statements

Unaudited Consolidated Balance Sheets

Unaudited Consolidated Statements of Operations

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

Part II Other Information

Item 2. Unregistered Private Sale of Common Stock

Item 5. Other information

Item 6. Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND ENERGY AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
ASSETS	2007	2007
	(Unaudited)
Current Assets:
Cash	$ 7,671	$ 114,595
Note receivable -non interest bearing	30,000	30,000
Total Current Assets	37,671	144,595

Investments :
Investment With Boreal Energy -Zulu Project	50,000	50,000
Investment in Averill Wind, LLC	200,000	200,000
Investment in Shaokatan Hills / Lakota Ridge	2,300,000	1,750,000
Investments in Grand Sierra Resort Corp.	415,000	415,000
Total Investments	2,965,000	2,415,000

Total Assets	$ 3,002,671	$ 2,559,595

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$ 172	$ 172
Short term stockholder advance	50,000	-
Total Current Liabilities	50,172	172
Stockholders’ Equity:
Preferred stock: no par value, authorized 10,000,000 shares, none issued	-	-
Common stock: $.05 par value, authorized 50,000,000 shares, 16,155,513 and 15,764,842 shares issued and outstanding as of September 30, 2007 and June 30, 2007, respectively	807,775	788,242
Additional paid -in capital	17,407,855	16,972,389
Accumulated Deficit	(15,263,131)	(15,201,208)
Total Stockholders’ Equity	2,952,499	2,559,423

Total Liabilities and stockholders’ Equity	$ 3,002,671	$ 2,559,595

See accompanying notes to the consolidated financial statements.

Wind Energy America, Inc.

STATEMENTS OF OPERATIONS

Unaudited

	Quarter Ended September 30,
	2007	2006
Revenue:
Total Revenue	$ -	$ -

Expenses:
General & Administrative	39,923	59,750
Professional fees	22,000	9,350
Total Expenses	61,923	69,100

Net loss from continuing operations before income tax benefit	(61,923)	(69,100)

Income taxes benefit	-	-

Net loss from continuing operations	(61,923)	(69,100)

Loss from discontinued operations -no income tax benefit	-	(66,628)

Net Loss	$ (61,923)	$ (135,728)

Per Share Data:
Weighted Average Shares Outstanding	16,049,799	9,308,168

Net Loss per Common Share :
Continuing operations	$ (0.00)	$ (0.01)

Discontinued operations	$ -	$ (0.01)

Diluted earnings per share are not shown as they would reduce loss per share.

See accompanying notes to the consolidated financial statements.

Wind Energy America, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Quarter ended
	September 30,
	2007	2006
Cash Flows used in Operating Activities:
Net Loss from continuing operations	$ (61,923)	$ (69,100)

Changes in Operating Assets and Liabilities:
Increase in accounts payable / accrued liabilities	-	21,004
Total Changes to Operating Assets and Liabilities	-	21,004
Impact of discontinued operations on cash flow	-	(57,664)
Net Cash used in Operations	(61,923)	(105,760)

Cash Flows used in Investing Activities:
Investments - continuing operations	(550,000)	-
Trademark acquisition costs (Capital expenditures) - discontinued operations	-	(2,504)
Net Cash used in Investing Activities	(550,000)	(2,504)

Cash Flows provided by Financial Activities:
Common stock issued for cash	454,999	50,400
Loan from stockholder	50,000	-
Net Cash Provided by Financing Activities	504,999	50,400

Net decrease in Cash and Cash Equivalents	(106,924)	(57,864)

Cash and Cash Equivalents at Beginning of Period	114,595	88,697

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 7,671	$ 30,833

Supplemental Non Cash Flow Information:
Cash Paid During the Year for:
Interest Expense-discontinued operations	$ -	$ -
Income Taxes	$ -	$ -

See accompanying notes to the consolidated financial statements.

Wind Energy America, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended September 30, 2007 and 2006

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Dotronix, Inc. History

Wind Energy America, Inc. (formerly Dotronix, Inc), (“the Company”), was founded in 1980 as a Minnesota corporation. As Dotronix, Inc., the Company designed, manufactured and marketed cathode ray tube (“CRT”) displays. The Company discontinued its CRT business and repositioned itself in the business of generating electricity by wind turbines. The electronics and PuraMed BioScience, Inc. are reflected as discontinued operations.

PuraMed BioScience, Inc.

In April 2006, the Company acquired three over-the-counter consumer healthcare products and conducted its operations as a wholly owned subsidiary of the Company. Mr. Mitchell and Mr. Higgins became the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Chief Operations Officer, respectively until April 12, 2007, when the Company spun-off PuraMed BioScience, Inc. on the basis of 1 share of common stock of PuraMed BioScience, Inc. per every 5 shares of common stock of Wind Energy America, Inc. A total of 2,174,989 shares of common stock of PuraMed BioScience, Inc. will be reserved for Wind Energy America, Inc. stockholders for distribution in October 2007. The operations of PuraMed BioScience, Inc. have been consolidated through April 12, 2007 as discontinued operations.

Grand Sierra Resort Corp.

Purchase of Grand Sierra Common Stock              The Company purchased for $415,000, a total of l,037,500 shares of common stock of Grand Sierra Resort Corp., resulting in an ownership interest in Grand Sierra of slightly less than l%. Grand Sierra is a private company incorporated in the State of Nevada. The Company accounts for its investment in Grand Sierra using the cost method.

Grand Sierra acquired the Reno Hilton from Harrah’s Entertainment, Inc. in June 2006. This hotel/casino entertainment complex has approximately 2,000 hotel rooms and is situated on approximately 145 acres. Grand Sierra has initiated a comprehensive development plan to create one of the largest destination resort and entertainment centers in the western United States other than Las Vegas.

Condominium Marketing Contract           In September 2006, the Company entered into an agreement with Grand Sierra to assist them in marketing condominium units which they were currently developing in their Reno hotel/casino complex. The agreement earned $l5,000 in 2006 and was terminated.

Wind Energy Business

Averill Wind Farm           In early 2007, the Company entered into its first transaction to engage in the industry of generating electricity from wind power turbines, which consisted of its purchase of a $200,000 equity interest in Averill Wind, LLC , a Minnesota limited liability company. Averill is a 10 megawatt (10,000 kilowatts) wind farm in Minnesota, near Fargo/Moorhead, situated in a region of the country that is favorable for generation of electricity through wind power. Averill will cost approximately $15 million to complete, and is scheduled for completion during the first half of 2008.

Shaokatan Hills/Lakota Ridge Wind Farms           In August 2007, the Company completed a strategic asset purchase through its acquisition of Northern Alternative Energy Shaokatan, LLC, which owns the developer’s stake in two adjoining wind farms in Lincoln County Minnesota. The Company acquired these interests in Shaokatan Hills, LLC and Lakota Ridge, LLC for $2,300,000 from their developer, Northern Alternative Energy Inc. These two wind farms were completed in 1999 and have been generating wind power electricity from their prime location on Buffalo Ridge for several years. Buffalo Ridge, in southwestern Minnesota, is one of the leading wind power regimes in the country, and is known in the industry for its consistent, strong wind speed.

Known as Shaokatan Hills, LLC and Lakota Ridge, LLC, these two wind farms contain 33 modern wind turbines, having a total rated power capacity of 23 megawatts. (23,000 kilowatts) The Company’s ownership of the developer’s stake in the wind farms will be only a minimal percentage interest with negligible cash flow until 2010, when the developer’s stake (the Company’s interest) converts into an 80% equity ownership of the two wind farms. Over the past few years, these 33 wind turbines have generated electricity at an average annual rate of 68,300,000 kilowatt hours. Based upon revenues from the two wind farms during the past few years, the Company anticipates receiving aggregate net revenues of approximately $11 million during the period from 2010-2018. The Company’s acquisition of these wind energy assets provides it with a substantial core holding to generate significant future cash flow as well as the opportunity for future development through re-powering the wind farms with new turbines.

Zulu Wind, LLC In May 2007, the Company, in conjunction with Boreal Energy, Inc., and accordance to a mutual Memorandum of Understanding, (“MoU”) invested $50,000 in an Interconnection System Impact Study to connect 300 MW of wind generated electricity to Excel Energy’s ZULU substation in southeast Lincoln County, Minnesota. The Company will supply 50% of the capital and be 50% partner in the proposed 300 MW wind farm, located just east of the Zulu substation.

Consolidation Policy

The consolidated financial statements include the Company and its wholly-owned subsidiary, PuraMed BioScience, Inc. (“PuraMed”). PuraMed, a Minnesota corporation, was formed in May 2006 to facilitate the medical product business.               However, on April 12, 2007, PuraMed was spun-off, (on a 1 to 5 basis) to the shareholders of Wind Energy America, Inc., ownership of PuraMed by the Company was terminated, resulting in its operations no longer being consolidated after April 12, 2007.

Discontinued Operations

The Company has accounted for its PuraMed BioScience, Inc. operations, prior electronics operations and limited condo sales activities as discontinued operations. The net assets as of April 12, 2007 of PuraMed were eliminated from consolidation in the Company’s balance sheet.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. The carrying value of the Company’s investments in Grand Sierra Resort Corp. and wind assets are carried at cost, which may differ significantly from their economic values.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provision of Statements of Financial Accounting Standards (SFAS) No. 123R “Share-based Payment – an amendment of the Financial Accounting Standards Board Statement No. 123.” Among other items, SFAS No.123R eliminated the use of APB No. 25 and the intrinsic value method of accounting for stock-based compensation, and requires companies to recognize in the financial statements the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The Company’s options were fully vested as of January 1, 2006. Therefore, the adoption of SFAS No. 123R had no impact on the Company’s financial statements. The Company did not issue any stock options in the fiscal year end June 30 2007. It did record an expense of $15,800 in 2006 for options.

Fair Value of Financial Instruments

Cash, receivables, accounts payable and accrued liabilities are carried at amounts that reasonably approximate their fair value due to the short-term nature of these amounts.

PuraMed BioScience Products

PuraMed products, which are reflected as discontinued investments, consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property, all of which were being amortized on a straight-line basis over an estimated useful life of seven years. Such amortization is reflected in discontinued operations.

Amortization expense of the discontinued investment in PuraMed BioScience, Inc. was reflected in discontinued operations, as $8,964 in the period from July 1, 2006 through September 30, 2006.

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

Stock Sales

The Company sold 324,000 shares at $1.25 per share, resulting in net proceeds of $373,499 and 66,667 shares at $ .75 per share for proceeds of $ 50,000. The Company utilized the proceeds to fund $ 550,000 for its Shaokatan Hills /Lakota Ridge wind energy assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Wind Energy America, Inc. (the “Company”) was founded and incorporated in Minnesota in 1980 and for over 20 years was engaged in designing, manufacturing and marketing a line of cathode ray tube (“CRT”) displays and digital signs. Due to continuing losses over the past few years, we discontinued all active business operations during 2005, and thereafter began seeking new business opportunities to enter into or acquire. After evaluating various prospects in late 2005 and early 2006, we began developing and marketing non-prescription healthcare products to be marketed and sold under the PuraMed brand. Our PuraMed non-prescription healthcare products business was conducted through a wholly-owned subsidiary Minnesota corporation, PuraMed BioScience, Inc.

Spinoff of PuraMed

On April 12, 2007 we completed a spin-off of our former PuraMed subsidiary to all our shareholders on a pro rata basis, whereby one share of PuraMed is being issued for each five shares of our common stock. After this spin-off, our Company and PuraMed have operated separately, with their respective managements, businesses, assets and capital structures being completely independent from each other. Complete information on this spin-off is contained in a Form 8-K filing which was filed with the SEC on April 10, 2007, and can be readily accessed at the SEC website of www.sec.gov. Such Information  Statement contains a description of the terms of the spin-off as well as of the business and structure and products of PuraMed.

In early 2007, we entered the wind power industry as our sole operational business and incident thereto also changed our name from Dotronix, Inc. to Wind Energy America, Inc. In February 2007, we completed our first transaction in the wind energy business which was our purchase of a $200,000 equity interest in Averill Wind, LLC (Averill), a 10-megawatt wind farm being developed in Minnesota near Fargo-Moorhead. Averill is currently being developed and is scheduled to be completed and generating electricity in 2008.

In August 2007, we completed a strategic purchase of wind energy interests incident to which we acquired the developers stake in two wind farms for $2.3 Million in cash. The two wind farms in which we now own interests are Shaokatan Hills, LLC and Lakota Ridge, LLC, and these wind farms are located on Buffalo Ridge in Lincoln County, Minnesota. Buffalo Ridge in southwestern Minnesota is one of the prime wind regimes in the USA for efficient generation of electricity from wind power turbines, and is well-known in the wind power industry for its high and consistent wind speeds. The two wind farms are described in general as follows:

SHAOKATAN HILLS - 18 modern wind turbines (Vestas 660 kilowatt) on 1,000 acres, having a total rated capacity of 11.88 megawatts. For the past several years, these 18 turbines have generated electricity at an average annual rate of 37,400,000 kilowatt hours (kwh).

LAKOTA RIDGE - 15 modern wind turbines (Micon 750 kilowatt) on 640 acres having a total rated capacity of 11.25 megawatts. For the past several years, these 15 turbines have generated electricity at an average annual rate of 30,900,000 kilowatt hours (kwh). Lakota Ridge is north of and adjoins Shaokatan Hills.

Our ownership of the developer’s stake in these two wind farms will only be a minimal interest with negligible cash flow until 2010 when our ownership converts into an 80% interest. Although we will not receive any material income and cash flow from these wind farms until 2010, we expect to receive significant income and cash flow thereafter.

Our acquisition of these wind farm interests in Shaokatan Hills and Lakota Ridge provided              us with a significant core holding in wind power assets which we believe furnishes us with a key opportunity for future profitability and development.

We intend to continue acquiring favorable wind farm assets, particularly on Buffalo Ridge and other leading wind regimes of the USA. Due to improved wind turbine technology, increasing energy demands, and mandated increasing renewable energy requirements imposed on utilities, we believe we have an excellent opportunity to participate both responsibly and profitably in this fast-growing sector of the “green” energy marketplace. Our principal corporate mission is to build a substantial and profitable portfolio of wind energy assets.

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

Grand Realty Group Inc

In July 2006, we formed Grand Realty Group Inc., a Minnesota corporation. Grand Realty Group Inc. is wholly-owned by our Company and is related to the Grand Sierra Resort Corp. (“Grand Sierra”) complex in Reno, Nevada. In May 2006 we obtained from Grand Sierra a warrant to purchase up to 5,000,000 common shares of Grand Sierra at $.40 and through this warrant we purchased a total of 1,037,500 shares of common stock of Grand Sierra resulting in a less than 1% ownership interest. Grand Sierra is a private company incorporated in the State of Nevada. The funding for our purchase of this Grand Sierra equity position was obtained by us through a private placement of our common stock conducted in May-June 2006. We continue to hold our common stock investment in Grand Sierra.

Comparison of Operations for Three Months Ended September 30, 2007 and 2006

Revenues - There were no revenues for the three months periods ended September 30, 2007 and 2006.

General and Administrative Expenses - General and administrative expenses (including professional fees) decreased from $69,100 for the quarter ended September 30, 2006 to $61,923 for the quarter ended September 30, 2007, which difference was not material.

Operating Losses - There were no material differences between our losses from continuing operations of $(69,100) for the quarter ended September 30, 2006 and $(61,923) for the quarter ended September 30, 2007.

Net Losses – Our net loss decreased substantially from $(135,728) for the three months ended September 30, 2006 to $(61,923) for the quarter ended September 30, 2007, due primarily to the loss from discontinued operations of $(66,628) in the quarter ended September 30, 2006.   .

Plan of Operation and Liquidity.

We intend to concentrate our acquisition and development of wind energy assets primarily toward the upper Great Plains and certain Midwestern regions of the USA, including Minnesota, Iowa, and the Dakotas. This region is particularly suitable for wind farms because it features large areas of flat and sparsely populated prairies having high and consistent wind speeds. Farmers, ranchers and citizens of rural towns in the Great Plains strongly welcome the additional profitable “crop” of farming wind from annual turbine rental payments, as well as the substantial construction and maintenance employment for local residents with some of these “green-collar” jobs being permanent. Also significant, there is no NIMBY (not-in-my-back-yard) factor to contend with in our targeted region such as is frequently encountered in more populated areas of the country.

Our primary focus for at least the next twelve months is to acquire additional material wind energy assets, which may involve interests either in completed wind farms now generating electricity or in wind farms still under development. We do not currently possess the substantial funding necessary to make any planned additional acquisitions, although we intend to obtain the needed funding through private placements of equity or debt securities. There is no assurance, however, that we can obtain any anticipated material funding through any source.            If we cannot raise such planned funding, we will be unable to implement our business plan to acquire additional significant wind energy assets. We currently have enough working capital to support our management and administrative operations and expenses until at least the end of calendar year 2007.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by the Company. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as prospects for obtaining additional capital and our goal of participating in new business ventures and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our financial condition and ability to achieve our goal. These factors include competition for business opportunities, unexpected costs or expenses and regulatory matters, and conditions in the capital markets. Because of these factors, risk factors identified in our Annual Report on Form 10-KSB for the year ended June 30, 2007 filed with the Securities and Exchange Commission, and other unknown factors beyond our control, actual results may differ materially from those in these forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 1 5d- 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 2. UNREGISTERED PRIVATE SALE OF COMMON STOCK

For the three month period ended September 30, 2007, the Company sold 390,671             shares of its common stock to certain individuals in private transactions for total proceeds of $454,999 net of offering expenses. These sales were deemed exempt from registration under Section 4(2) of the Securities Acts of 1933, as amended. No advertising or general solicitation was involved and these securities were sold only to accredited investors as defined under Regulation D of such Act. Stock certificates issued for these shares were legended to prevent further transfer, resale or other disposition thereof unless registered under applicable securities laws or exempt from such registration.

ITEM 6. EXHIBITS

WIND ENERGY AMERICA INC.

EXHIBIT INDEX

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2007

Wind Energy America Inc.

By /s/Robert O. Knutson

Robert O. Knutson, Chief Executive Officer