Form 10QSB
period 2007-12-31
WIND ENERGY AMERICA INC.
filed 2008-02-19
CIK 351809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 1O-QSB
Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Quarter Ended December 31, 2007	Commission File No. 0-9996
WIND ENERGY AMERICA, INC.
(Exact Name of Registrant as specified in its charter)
Minnesota	41-1387074

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

YES(X)	NO(	)

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

Common stock, par value                                                        20,884,829 shares $ .05 per share

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

Part II — Other Information

Item 2. Unregistered Private Sale of Common Stock
Item 6. Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND ENERGY AMERICA, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
ASSETS	2007	2007
Current Assets:
Cash	$ 123,398	$ 114,595
Note receivable – non-interest bearing	30,000	30,000
Total Current Assets	153,398	144,595

Investments :
Investment with Boreal Energy - Zulu Project	50,000	50,000
Investment in Averill Wind, LLC	200,000	200,000
Investment in Shaokatan Hills / Lakota Ridge	2,300,000	1,750,000
Investment in CHI Energy Wind Farms	2,600,000	-
Investment in Grand Sierra Resort Corp.	415,000	415,000
Total Investments	5,565,000	2,415,000

Total Assets	$ 5,718,398	$ 2,559,595

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$ 172	$ 172
Total Current Liabilities	172	172
Stockholders' Equity:
Preferred stock: no par value, authorized 10,000,000 shares, none issued	-	-
Common stock: $.05 par value, authorized 50,000,000 shares, 20,884,829 and 15,764,842 shares issued and outstanding as of December 31, 2007 and June 30, 2007, respectively	1,044,241	788,242
Additional paid -in capital	20,051,806	16,972,389
Accumulated Deficit	(15,377,821)	(15,201,208)
Total Stockholders' Equity	5,718,226	2,559,423

Total Liabilities and Stockholders' Equity	$ 5,718,398	$ 2,559,595

See accompanying notes to the consolidated financial statements.

WIND ENERGY AMERICA, INC.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenue:
Total Revenue	$ -	$ -	$ -	$ -

Expenses:
General & Administrative	82,453	66,999	122,376	126,750
Professional fees	32,237	-	54,237	9,350
Total Expenses	114,690	66,999	176,613	136,100

Net loss from continuing operations before income tax benefit	(114,690)	(66,999)	(176,613)	(136,100)

Income taxes benefit	-	-	-	-

Net loss from continuing operations	(114,690)	(66,999)	(176,613)	(136,100)

Loss from discontinued operations -no income tax benefit	-	(50,710)	-	(117,338)

Net Loss	$ (114,690)	$(117,709)	$ (176,613)	$(253,438)

Per Share Data:
Weighted Average Shares Outstanding	17,356,098	9,524,984	16,697,878	9,417,445

Net Loss per Common Share :
Continuing operations	$ (0.007)	$ (0.007)	$ (0.011)	$ (0.014)

Discontinued operations	$ -	$ (0.005)	$ -	$ (0.012)

Diluted earnings per share are not shown as they would reduce loss per share.

See accompanying notes to the consolidated financial statements.

WIND ENERGY AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2007	2006
Cash Flows used in Operating Activities:
Net Loss from continuing operations	$ (176,613)	$(136,100)

Amortization expense	-	17,928
Changes in Operating Assets and Liabilities:
Increase in tax refund receivable	-	(300)
Increase in accounts payable / accrued liabilities	-	36,787
Decrease in loan payable	50,000	-
Total Changes to Operating Assets and Liabilities	50,000	54,415
Impact of discontinued operations on cash flow	-	(117,337)
Net Cash used in Operations	(126,613)	(199,022)

Cash Flows used in Investing Activities:
Investments - continuing operations	(750,000)	-
Purchase equipment - discontinued operations	-	(785)
Trademark acquisition costs (Capital expenditures) - discontinued operations	-	(2,971)
Net Cash used in Investing Activities	(750,000)	(3,756)

Cash Flows provided by Financial Activities:
Common stock issued for cash, net of expenses	885,416	139,230
Net Cash Provided by Financing Activities	885,416	139,230

Net increase (decrease) in Cash and Cash Equivalents	8,803	(63,548)

Cash and Cash Equivalents at Beginning of Period	114,595	88,697

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 123,398	$ 25,149

Supplemental Non Cash Flow Information:
Cash Paid During the Year for:
Stock issued to satisfy short-term loan payable	$ 50,000	$ -
Stock issued to acquire wind farm interests	$ 2,400,000	$ -

See accompanying notes to the consolidated financial statements.

WIND ENERGY AMERICA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended December 31, 2007 and 2006

A. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Dotronix, Inc. History

Wind Energy America, Inc. (formerly Dotronix, Inc), (“the Company”), was founded in 1980 as a Minnesota corporation. As Dotronix, Inc., the Company designed, manufactured and marketed cathode ray tube (“CRT”) displays. In 2006 the Company also commenced developing over-the-counter healthcare products under the PuraMed BioScience brand, but did not realize any revenues from PuraMed products. In 2007 the Company discontinued its CRT and Puramed businesses and repositioned itself in the business of generating electricity by wind turbines. The electronics and PuraMed businesses are reflected as discontinued operations.

PuraMed BioScience, Inc.

In April 2006, the Company acquired three over-the-counter consumer healthcare products and conducted its operations as a wholly owned subsidiary of the Company. On April 12, 2007, the Company spun-off PuraMed BioScience, Inc. on the basis of 1 share of common stock of PuraMed BioScience, Inc. per every 5 shares of common stock of Wind Energy America, Inc. The operations of PuraMed BioScience, inc. have been consolidated through April 12, 2007 as discontinued operations.

Grand Sierra Resort Corp.

Purchase of Grand Sierra Common Stock - The Company purchased for $415,000 a total of 1,037,500 shares of common stock of Grand Sierra Resort Corp., resulting in an ownership interest in Grand Sierra of slightly less than 1%. Grand Sierra is a private company incorporated in the State of Nevada. The Company accounts for its investment in Grand Sierra using the cost method.

Grand Sierra acquired the Reno Hilton from Harrah’s Entertainment, Inc. in June 2006. This hotel/casino entertainment complex has approximately 2,000 hotel rooms and is situated on approximately 145 acres. Grand Sierra has initiated a comprehensive development plan to create one of largest destination resort and entertainment centers in the western United States other than Las Vegas.

Wind Energy Business

Averill Wind Farm - In early 2007, the Company entered into its first transaction to engage in the industry of generating electricity from wind power turbines, which consisted of its purchase of a $200,000 equity interest in Averill Wind, LLC, a 10 megawatt (10,000 kilowatts) wind farm in Minnesota, near Fargo/Moorhead. Averill is scheduled for completion during 2008.

Shaokatan Hills/Lakota Ridge Wind Farms - In August 2007, the Company completed a strategic asset purchase through its acquisition from Northern Alternative Energy Shaokatan, LLC, of the developer’s stake in two adjoining wind farms in Lincoln County Minnesota. The acquisition price was $2,300,000 in cash. These two wind farms, known as Shaokatan Hills LLC and Lakota Ridge LLC, were completed in 1999 and have been generating wind power electricity from their prime location on Buffalo Ridge for several years. These two wind farms contain 33 modern wind turbines, having a total rated power capacity of 23 megawatts. (23,000 kilowatts). The Company’s ownership of the developer’s stake in the wind farms will be only a minimal percentage interest with negligible cash flow until 2010, when the developer’s stake (the Company’s interest) converts into an 80% equity ownership of the two wind farms. Over the past few years, these 33 wind turbines have generated electricity at an average annual rate of 68,300,000 kilowatt hours.

Zulu Wind, LLC - In May 2007, the Company, in conjunction with Boreal Energy, Inc., and in accordance with a Memorandum of Understanding, (“MoU”) invested $50,000 in an Interconnection System Impact Study to connect 300 MW of wind generated electricity to Excel Energy’s ZULU substation in southeast Lincoln County, Minnesota. The Company will supply 50% of the capital and be 50% partner in the proposed 300 MW wind farm, located just east of the Zulu substation.

CHI Energy Wind Farms – In the quarter ended December 31, 2007, the Company acquired the developer’s stake in a group of 16 separate small wind farms which are managed and maintained collectively and contain 46 modern wind turbines having a total rated power capacity of 30.36 megawatts. Virtually all of these CHI Energy wind farms are located on Buffalo Ridge in Lincoln County MN, and for the past several years they have generated electricity at an average annual rate of 93,000,000 kilowatt hours (kWh). The Company will receive only minimal revenues from the CHI Energy wind farms until 2010 when its interest in revenues will convert to 30-50% thereafter and then provide substantial net cash flow for many years.

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

Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provision of Statements of Financial Accounting Standards (SFAS) No. 123R “Share-based Payment - an amendment of the Financial Accounting Standards Board Statement No. 123.” Among

other items, SFAS No.123R eliminated the use of APB No. 25 and the intrinsic value method of accounting for stock-based compensation, and requires companies to recognize in the financial statements the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The Company’s options were fully vested as of January 1, 2006. Therefore, the adoption of SFAS No. l23R had no impact on the Company’s financial statements. The Company did not issue any stock options in the fiscal year ended June 30, 2007 or in the six-month period ended December 31, 2007.

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

Stock Sales

During the six months ended December 31, 2007, the Company sold a total of 1,119,987 common shares to various accredited investors in private placement transactions, resulting in net proceeds of $885,416.

In December 2007, the Company issued 4,000,000 common shares to Northern Alternative Energy Inc. to acquire its CHI Energy wind farms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Wind Energy America, Inc. (the “Company”) was founded and incorporated in Minnesota in 1980 and for over 20 years was engaged in designing, manufacturing and marketing a line of cathode ray tube (“CRT”) displays and digital signs. Due to continuing losses in that business for a number of years, the Company during 2005 discontinued its CRT business. After evaluating various prospects in late 2005 and early 2006, the Company began developing and marketing non-prescription healthcare products to be marketed and sold under the PuraMed brand. The PuraMed non-prescription healthcare products business was conducted through a wholly-owned subsidiary Minnesota corporation, PuraMed BioScience, Inc.

Spinoff of PuraMed

On April 12, 2007 we completed a spin-off of our former PuraMed subsidiary to all our stockholders on a pro rata basis, whereby one share of PuraMed is being issued for each five shares of our common stock. After this spin-off, our Company and PuraMed have operated separately, with their respective managements, businesses, assets and capital structures being completely independent from each other.

In early 2007, we entered the wind power industry as our sole operational business and incident thereto also changed our name from Dotronix, Inc. to Wind Energy America, Inc. In February 2007, we completed our first transaction in the wind energy business which was our purchase of a $200,000 equity interest in Averill Wind, LLC (Averill), a 10-megawatt wind farm being developed in Minnesota near Fargo Moorhead. Averill is currently being developed and is scheduled to be completed and generating electricity in 2008.

The Company holds various ownership interests in wind farms in Minnesota, and intends to acquire or develop additional wind power assets located in certain Midwestern and upper Great Plains regions of the USA. These regions are particularly suitable for generation of electricity from wind power since they feature sparsely populated and extensive flat prairies having high and consistent wind speeds. Moreover, farmers and ranchers and other rural citizens in our targeted regions welcome the substantial and profitable additional “crop” of wind farming along with the related and newly created “green collar” permanent jobs.

The primary strategic goal of the Company is to build and manage efficiently a large and diversified portfolio of profitable wind energy assets. The Company’s current wind power assets are located primarily in southwestern Minnesota in Lincoln County. Almost all of these wind power assets consist of the developer’s stake in various wind farms on Buffalo Ridge, a geologic formation that cuts across much of Lincoln County and provides a leading wind regime for efficient and renewable energy from wind power turbines. Buffalo Ridge is well-known in the alternative energy industry for its high quality wind energy resources.

The wind farms in which the Company owns its interests contain 79 modern wind turbines having a total rated capacity of 53.5 megawatts (53,500 kilowatts), and they collectively generate approximately 160,000,000 kilowatt hours (kWh) of electricity annually. Acquisition by the Company of the developer’s stake in this core holding of premium Buffalo Ridge wind power assets has accomplished a major step toward our strategic goal of building a large portfolio of diversified wind power assets.

Recent Development – Purchase of Boreal Energy Assets

In December 2007 the Company entered into a Purchase Agreement to acquire wind power assets owned by Boreal Energy, Inc. (“Boreal”), a Minnesota corporation based in suburban St. Paul, Minnesota. Boreal’s assets being purchased by the Company consist of turbines and other tangible assets of approximately $11 million in value and significant rights to or interests in an extensive “pipeline” of wind energy projects under various stages of design or development. These Boreal pipeline projects are located in Midwestern and upper Great Plains states as well as Canada, and collectively are represented to include 1,200 megawatts. The Boreal asset acquisition has been approved by the Company and is currently in the process of being completed. For these assets, the Company has agreed to issue up to 30 million shares of its common stock to Boreal.

Boreal was incorporated in 2004 to identify and develop or acquire multiple wind farms to be owned and operated by Boreal. The primary focus of Boreal has been directed toward wind power projects located in leading on-shore wind regimes of North America. Over the past few years, Boreal has accumulated a substantial proprietary “pipeline” of specific projects in the Midwestern and upper Great Plains states of Minnesota, Wisconsin, Iowa, North and South Dakota, and Montana, as well as in Ontario, Canada. Boreal’ s pipeline includes three wind farms totaling 53 megawatts currently in their ongoing development stage, as well as an estimated 1,200 megawatts of early stage projects of various sizes and locations.

The founders and management of Boreal have been involved actively in the wind power industry for the past 15 years, during which they have successfully designed and completed development of many wind farms with combined power capacity exceeding 300 megawatts. The Company regards their long and extensive industry experience as being a key factor in our evaluation of the quality of the various wind power projects contained in Boreal’ s pipeline for future development.

Description of Assets - Boreal assets being purchased by the Company in this transaction include the following:

i) all ownership and development rights and interests in and to wind farm projects in North America now under development or being assessed and designed for future development;

ii) Navitas replacement assets — wind turbines, substation assets, land and other tangible assets which are being traded by Boreal to replace its interest in Navitas Energy Inc.;

iii) all equipment and tools, turbine and transmission assets and any purchase or option rights thereto;

iv) all contracts or other rights related to current or future Boreal wind farm projects, including interconnection and power off-take rights, power purchase agreements,

governmental permits and consents, and any other direct or indirect contract rights of Boreal related to current or proposed wind farm development;

v) all wind power leases, options or easements held by Boreal; and

vi) all intellectual and other intangible property rights of Boreal related to wind farm development.

Voting Trust - One-half (50%) of the common shares of the Company being issued to Boreal incident to this transaction will be subject to a two-year voting trust whereby two persons will vote these shares incident to any matter being voted upon by stockholders, with one person being a current director of the Company and the other being a future director nominee of the Company designated by Boreal.

The Company’s Reasons for Purchasing Boreal Assets

In reaching its determination to approve the Purchase Agreement, the Company’s Board of Directors considered a number of factors, including without limitation the following:

* Boreal’s current ongoing development assets will provide the Company with immediate access to three firm projects already well into their development stages.

* Boreal’ s extensive proprietary pipeline of 1,200 megawatts of wind farm projects will provide the Company with many future development projects in leading wind regimes.

* The Company’s affiliation with Boreal will provide qualified wind energy engineering and project development managers having extensive experience in the development, completion and operation of wind farms in the Company’s targeted region.

* The Company believes it will be able to attract and obtain substantial future capital from debt and/or equity financing due to the nature of wind energy prospects in the Boreal pipeline.

* Future development of the Boreal pipeline projects will provide the Company with the opportunity to become a growing and recognized participant in the wind energy industry, thus improving the visibility and status of the Company as a publicly traded company.

Valuation of Boreal Assets

Our valuation of Boreal assets was based on a number of tangible and intangible factors including the book value of certain assets on Boreal’s audited balance sheet, the development status of certain wind farms now underway, the extensive proprietary pipeline of future prospects, the intrinsic value of obtaining the services of experienced wind farm developers, recent industry transactions reflecting value creation payments for completed wind farms and early stage pipeline prospects, anticipated price/earnings ratios from comparisons to peer group public companies, and other considerations of the Board of Directors of the Company.

Although many of these valuation factors are very subjective in nature, the Company’s Board believes that its evaluation process has been sound and considered the standard factors used in our industry to evaluate wind energy assets.

The Company did not seek or obtain any independent appraisal of the Boreal assets being purchased in this transaction.

Wind Energy Assets Owned by the Company

During 2007, the Company purchased a substantial core holding of wind energy assets from Northern Alternative Energy Inc, consisting of the developer’s stake in various wind farms located on Buffalo Ridge in southwestern Minnesota. The geologic formation of Buffalo Ridge is well known in the wind power industry for its consistently high wind speeds, and accordingly is one of the best locations in the USA for generation of electricity through wind power. The Company believes its Buffalo Ridge wind farm interests provide it with key opportunities for future development and profitability.

The Company’s purchase of Buffalo Ridge wind assets included two transactions, the first including the developer’s stake in the two wind farms of Shaokatan Hills LLC and Lakota Ridge LLC, and the second transaction including the developer’s stake in 16 small wind farms collectively known as CHI Energy wind farms. All Buffalo Ridge wind farm interests owned by the Company are located in Lincoln County, which adjoins South Dakota.

Shaokatan Hills/Lakota Ridge —The Shaokatan Hills wind farm has 18 modern wind turbines (Vestas 660 kw) on 1,000 acres having a total rated capacity of 11.88 megawatts, and the Lakota Ridge wind farm has 15 modern wind turbines (Micon 750 kw) on 640 acres having a total rated capacity of 11.25 megawatts. For the past several years, the 33 wind turbines on Shaokatan Hills/Lakota Ridge have generated electricity at an average annual rate of 68,300,000 kilowatt hours (kWh). Lakota Ridge is north of and adjoins Shaokatan Hills.

CHI Energy Wind Farms - This group of small wind farms consists of 16 separate wind farms which are managed and maintained collectively, and they contain a total of 46 modern wind turbines (Vestas 660 kw) having a total rated capacity of 30.36 megawatts. For the past several years, these CHI Energy wind farms have generated electricity at an average annual rate of 93,000,000 kilowatt hours (kWh). CHI Energy wind farms are located both in the north end of Lincoln County near Shaokatan Hills/Lakota Ridge and in the south end of Lincoln County near Lake Benton.

Our ownership interests of the developer’s stake in these Buffalo Ridge wind farms only amounts to a tiny interest with minimal revenues until 2010, when the Company’s ownership will increase dramatically to from 30% to 80% interests depending on the specific wind farms. When the developer’s stake in these wind farms converts to such substantial percentage interests in 2010, the wind farms will then provide the Company with substantial net cash flow for many years.

Besides its Buffalo Ridge wind farm properties, the Company in 2007 also acquired a $200,000 equity interest in Averill Wind LLC, which is a 10 megawatt wind farm currently being developed in Minnesota near Fargo, North Dakota. As with Buffalo Ridge, the Averill site is located in a particularly favorable region of the country for wind power resources. The Company believes its Averill wind asset acquisition will provide a good and predictable future cash flow return on this investment.

The Company intends to continue acquiring additional wind farm assets, both on Buffalo Ridge and in other superior wind regimes in the country. The Company believes that improved wind turbine technology, increasing worldwide energy demands, mandated renewable energy requirements of utilities, global warming concerns, and other factors offer the Company an outstanding opportunity to participate both responsibly and profitably in this fast-growing sector of the “green energy” marketplace.

WIND POWER OPPORTUNITY IN THE USA

Electric generating capacity of the USA wind power industry has increased significantly over the past few years. In 2006 alone, for example, generating electricity from wind power turbines increased almost 30%, and it is estimated that 2007 had a much larger increase of over 40%. The Company believes that these impressive growth levels of wind farm installations will continue for many future years. There is currently approximately 15,000 megawatts of installed wind power capacity in the USA. Nonetheless, the proportion of electricity from wind power in the USA is still only approximately 1% of the country’s total electricity demands. The American Wind Energy Association (AWEA) has projected that the cumulative installed wind power capacity in the USA will exceed 25,000 megawatts by 2010. One megawatt of wind power capacity produces enough electricity during a typical year to satisfy the electricity needs of 250-300 residences.

The USA has enormous wind power potential, far exceeding the established leading European wind regimes. In particular, the huge and sparsely populated flat plains areas in certain Midwestern and all Great Plains states provide virtually unlimited wind power resources. Accordingly, the Company has directed its strategic business plan toward wind power asset acquisition and development in these plains regions, which the Company believes have the best and most accessible wind regimes in the USA. Moreover, these targeted regions of the Company are located relatively near to the Company’s base of operations in Minneapolis/St. Paul, Minnesota.

Factors contributing to and driving the rapid growth of wind farm installations in the USA include:

* The huge wind power potential in the USA has been only slightly exploited, especially in our targeted Great Plains region. Despite recent strong growth of wind farm development in the USA, actual penetration of the ample wind power potential is very small notwithstanding the vast areas of excellent and untapped wind regimes;

* The federal Production Tax Credit (PTC) provides significant credits for wind generated electricity of $.02 per kilowatt hour (kWh) for ten years.

* Since the air driving wind turbines represents a free fuel, wind power provides utilities with a natural hedge to contend with the variable and volatile nature of fossil fuel costs.

* There exists a large and growing demand from utility companies to obtain power from renewable energy sources in order to satisfy their mandated requirements to add renewable energy production to their overall electricity production (Renewable Portfolio Standards), which wind energy is uniquely able to satisfy.

* Strong and growing public pressures on legislative and executive politicians to promote and develop green renewable energy sources to combat global warming and other adverse environmental effects now caused by burning fossil fuels to generate electricity.

* Wind power constitutes an important element of our national policy to attain domestic energy independence by reducing the amount of imported fossil fuels by our nation.

Grand Realty Group Inc

In July 2006, the Company formed Grand Realty Group Inc., a Minnesota corporation wholly-owned by the Company and related to the Grand Sierra Resort Corp. (“Grand Sierra”) complex in Reno, Nevada. In May 2006 we obtained from Grand Sierra a warrant to purchase up to 5,000,000 common shares of Grand Sierra at $.40 per share, and through this warrant we purchased a total of 1,037,500 shares of common stock of Grand Sierra resulting in a less than 1% ownership interest. Grand Sierra is a private company incorporated in the State of Nevada, and the Company continues to hold its common stock investment in Grand Sierra.

Comparison of Operations for Three Months Ended December 31, 2007 and 2006

Revenues - There were no revenues for the three-month periods ended December 31, 2007 and 2006.

General and Administrative Expenses - General and administrative expenses (including professional fees) were $114,690 for the quarter ended December 31, 2007 compared to $117,709 for the quarter ended December 31, 2006, which difference was not material. The 2006 quarter included operations from discontinued businesses, and accordingly any further specific comparisons would not be meaningful.

Net losses - Net loss for the quarter ended December 31, 2006 was $117,709 and included $66,999 in losses from continuing operations and $50,710 in losses from discontinued operations. In comparison, net loss for the quarter ended December 31, 2007 was $114,690, all of which was from continuing operations.

Comparison of Operations for Six Months Ended December 31, 2007 and 2006.

Revenues – There were no revenues for the six-month periods ended December 31, 2007 and 2006.

General and Administrative Expenses – General and administrative expenses (including professional fees) were $177,613 for the six-month period ended December 31, 2007 compared to $253,438 for the six months ended December 31, 2006. The 2006 six-month period included operations from discontinued businesses, and accordingly any further specific comparisons would not be meaningful.

Net Losses — Net loss for the six months ended December 31, 2007 was $177,613 and was all from continuing operations. Net loss for the six months ended December 31, 2006 was $253,438 and included $136,100 in losses from continuing operations and $117,338 in losses from discontinued operations.

Plan of Operation and Liquidity

We intend to concentrate our acquisition and development of wind energy assets primarily toward the upper Great Plains and certain Midwestern regions of the USA, including Minnesota, Iowa, and the Dakotas. This region is particularly suitable for wind farms because it features large areas of flat and sparsely populated prairies having high and consistent wind speeds. Farmers, ranchers and citizens of rural towns in the Great

Plains strongly welcome the additional profitable “crop” of farming wind from annual turbine rental payments, as well as the substantial construction and maintenance employment for local residents with some of these “green collar” jobs being permanent. Also significant, there is no NIMBY (not-in-my-back-yard) factor to contend with in our targeted region such as is frequently encountered in more populated areas of the country.

Our primary focus for at least the next twelve months is to acquire additional material wind energy assets, which may involve interests either in completed wind farms now generating electricity or in wind farms still under development. We do not currently possess the substantial funding necessary to make any planned additional acquisitions, although we intend to obtain the needed funding through private placements of equity or debt securities. There is no assurance, however, that we can obtain any anticipated material funding through any source. If we cannot raise such planned funding, we will be unable to implement our business plan effectively to acquire or develop additional significant wind energy assets. We currently have enough working capital to support our management and administrative operations and expenses until at least the end of our current fiscal year which ends June 30, 2008.

For the past couple years, the Company has relied primarily upon sale of its common stock in private placements to provide funding for both operational and asset purchase purposes. Currently the Company intends to obtain substantial debt financing through a bond offering in Europe, but there is no assurance this bond offering will be successful.

Forward-Looking Statements

The federal Private Securities Litigation Reform Act provides a safe harbor for forward-looking statements made by the Company. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as prospects for obtaining additional capital and our goal of participating in new wind energy business ventures and other such matters are forward-looking statements. Any one or a combination of factors and uncertainties could materially affect our financial condition and ability to achieve our goal. These risk factors and uncertainties include competition for business opportunities, unexpected costs or expenses, regulatory matters, and conditions in the capital markets. Because of these risk factors and other unknown factors beyond our control, actual results may differ materially from those in these forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 2. Unregistered Sales of Common Stock

In October 2007, the Company issued 100,000 shares of its common stock at $.30 per share ($30,000 total) to satisfy the exercise of an outstanding warrant held by a stockholder of the Company who qualified as an accredited investor.

In October 2007, the Company also issued 66,667 shares of its common stock at $.75 per share to satisfy an outstanding loan payable of $50,000 owed to a director of the Company.

During the three-month period ended December 31, 2007, the Company sold 562,649 shares of its common stock at $.75 per share in a private placement to a limited number of accredited investors, and the Company received proceeds of $400,417 net of offering commissions and expenses.

In December 2007, the Company issued 4,000,000 shares of its common stock at $.60 per share to Northern Alternative Energy Inc. to acquire the CHI Energy wind farms, which resulted in a total valuation of $2,400,000 for these shares.

All of the foregoing sales of unregistered shares of common stock of the Company were deemed exempt from registration under Section 4 (2) or Rule 506 of the Securities Act of 1933, as amended. No advertising or general solicitation was involved and these securities were sold only to accredited investors as defined under Regulation D of such Act. Stock certificates issued for these shares were legend to prevent further transfer, resale or other disposition thereof unless registered under applicable securities laws or exempt from such registration.

Item 6. Exhibits

EXHIBIT INDEX

31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as exhibits

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2008

Wind Energy America Inc.

By /s/Robert 0. Knutson Robert 0. Knutson, Chief Executive Officer