Form 10QSB
period 2008-03-31
WIND ENERGY AMERICA INC.
filed 2008-05-21
CIK 351809

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 1O-QSB

Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2008

Commission File No. 0-9996

WIND ENERGY AMERICA, INC.

(Exact Name of Registrant as specified in its charter)

Minnesota	41-1387074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Indentification No.)

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

Large accelerated filer ( )	Accelerated filer ( )	Non-accelerated filer(X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 1 2b-2 of the Exchange Act): YES ( ) NO(X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 1, 2008
Common stock par value $.05 per share	49,509,829

Transitional Small Business Disclosure Format (Check One): YES ( )	NO (X)

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

Item 6. Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND ENERGY AMERICA, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
ASSETS	2008	2007
	(Unaudited)
Current Assets:
Cash	$ 41,782	$ 114,595
Prepaid rent	5,000	-
Note receivable -non interest bearing	-	30,000
Total Current Assets	46,782	144,595

Investments in wind farms:	4,900,000	1,750,000
Investments in wind projects:	13,346,175	250,000
Investment in Grand Sierra Resort Corp.	415,000	415,000
Investment in Navitas Energy, Inc.	11,287,250	-
Goodwill	1,387,750	-

Total Assets	$ 31,382,957	$ 2,559,595

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$ 20,959	$ 172
Accrued expenses	6,400	-
Total Current Liabilities	27,359	172

Convertible notes	100,000	-
Total Liabilities	127,359	172

Stockholders' Equity:
Preferred stock: no par value, authorized 10,000,000 shares, none issued	-	-
Common stock: $.05 par value, authorized 50,000,000 shares, 49,509,829 and 15,764,842 shares issued and outstanding as of March 31, 2007 and June 30, 2007, respectively	2,475,491	788,242
Additional paid -in capital	44,347,056	16,972,389
Accumulated Deficit	(15,566,949)	(15,201,208)
Total Stockholders' Equity	31,255,598	2,559,423

Total Liabilities and Stockholders' Equity	$ 31,282,957	$ 2,559,595

See accompanying notes to the consolidated financial statements.

WIND ENERGY AMERICA, INC.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenue:
Total Revenue	$ -	$ -	$ -	$ -

Expenses:
General & Administrative	72,807	89,607	195,183	267,066
Professional fees	116,321	-	170,558	9,350
Total Expenses	189,128	89,607	365,741	276,416

Net loss from continuing operations before income tax benefit	189,128	(89,607)	365,741	(276,416)

Income taxes benefit	-	-	-	-

Net loss from continuing operations	(189,128)	(89,607)	(365,741)	(276,416)

Loss from discontined operations - no income tax benefit	-	(50,710)	-	(117,338)

Net Loss	$ (189,128)	$ (140,317)	$ (365,741)	$ (393,754)

Net Loss per Common Share :
Continuing operations	$ (0.006)	$ (0.009)	$ (0.013)	$ (0.029)

Discontinued operations	$ -	$ (0.005)	$ -	$ (0.012)

Per Share Data:
Weighted Average Shares Outstanding	30,624,060	10,215,353	27,623,528	9,679,532

Diluted earnings per share are not shown as they would reduce loss per share.

See accompanying notes to the consolidated financial statements.

WIND ENERGY AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2008	2007
Cash Flows used in Operating Activities:
Net Loss from continuing operations	$ (365,741)	$ (393,754)
Stock based compensation	76,500	22,500
Changes in Operating Assets and Liabilities:
Increase in tax refund receivable	-	(150)
Increase in prepaid rent	(5,000)	-
Increase in accounts payable / accrued liabilities	20,787	73,268
Increase in accrued expenses	6,400	-
Impact of discontinued operations on cash flow	-	26,892
Net Cash used in Operations	(267,054)	(271,244)

Cash Flows used in Investing Activities:
Investments - continuing operations	(851,175)	(200,000)
Purchase equipment - discontinued operations	-	(785)
Short term borrowing to stockholder	-	(30,000)
Trademark acquistion costs (capital expenditures) - discontinued operations	-	(2,971)
Net Cash used in Investing Activities	(851,175)	(233,756)

Cash Flows provided by Financial Activities:
Proceeds from long term convertible notes	100,000	184,545
Common stock issued for cash, net of expenses	945,416	344,026
Net Cash Provided by Financing Activities	1,045,416	528,571

Net decrease in Cash and Cash Equivalents	(72,813)	23,571

Cash and Cash Equivalents at Beginning of Period	114,595	88,697

Cash and Cash Equivalents at End of Period	$ 41,782	$ 112,268

Supplemental Non Cash Flow Information:
Cash Paid During the Year for:
Stock issued for assumption of notes receivable	-	$ 60,000
Stock issued for acquisition of assets	$ 28,050,000	$ -

See accompanying notes to the consolidated financial statements.

WIND ENERGY AMERICA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended March 31, 2008 and 2007

A. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Dotronix, Inc. History

Wind Energy America, Inc. (formerly Dotronix,Inc) (the” Company”) was founded in 1980 as a Minnesota corporation. As Dotronix, Inc., the Company designed, manufactured and marketed cathode ray tube (“CRT”) displays. In 2006 the Company also commenced developing over-the-counter healthcare products under the PuraMed BioScience brand, but did not realize any revenues from PuraMed products. In 2007 the Company discontinued its CRT and PuraMed businesses and repositioned itself in the business of generating electricity by wind turbines. The electronics and PuraMed businesses are reflected as discontinued operations.

PuraMed BioScience, Inc.

In April 2006, the Company acquired three over-the-counter consumer healthcare products and conducted its operations as a wholly owned subsidiary of the Company. On April 12, 2007, the Company spun-off PuraMed BioScience, Inc. on the basis of 1 share of common stock of PuraMed BioScience, Inc. for every 5 shares of common stock of Wind Energy America, Inc. The operations of PuraMed BioScience, inc. have been consolidated through April 12, 2007 as discontinued operations.

Grand Sierra Resort Corp.

In 2006, the Company purchased for $415,000 a total of 1,037,500 shares of common stock of Grand Sierra Resort Corp., resulting in an ownership interest in Grand Sierra of slightly less than 1%. Grand Sierra is a private company incorporated in the State of Nevada. The Company accounts for its investment in Grand Sierra using the cost method.

Grand Sierra acquired the Reno Hilton from Harrah’s Entertainment, Inc. in June 2006. This hotel/casino entertainment complex has approximately 2,000 hotel rooms and is situated on approximately 145 acres. Grand Sierra has initiated a comprehensive development plan to create a large destination resort and entertainment center in Reno.

Wind Energy Business

Averill Wind Farm - In early 2007, the Company entered into its first transaction to engage in the industry of generating electricity from wind power turbines, which consisted of its purchase of a $200,000 equity interest in Averill Wind, LLC , a 10 megawatt (10,000 kilowatts) wind farm under development in Minnesota near Fargo/Moorhead. Shaokatan Hills/Lakota Ridge Wind Farms - In August 2007, the Company completed a strategic asset purchase through its acquisition of Northern Alternative Energy Shaokatan, LLC, which owns the developer’s stake in two adjoining wind farms in Lincoln County, Minnesota. The acquisition price was $2,300,000 in cash.

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

Zulu Wind, LLC - In May 2007, the Company, in connection with a Memorandum of Understanding, (“MOU”) with Boreal Energy, Inc., a Minnesota corporation, invested $50,000 in an Interconnection System Impact Study to connect 300 MW (megawatts) of wind generated electricity to Excel Energy’s ZULU substation in southeast Lincoln County, Minnesota. The Company will supply 50% of the capital and be 50% partner in the proposed 300 MW wind farm, located just east of the Zulu substation. This ZULU wind farm cannot be developed until a planned large power transmission line is completed from Minneapolis to Buffalo Ridge.

CHI Energy Wind Farms — In December 2007, the Company completed acquiring the developer’s stake in a group of 16 separate small wind farms which are managed and maintained collectively and contain 46 modern wind turbines having a total rated power capacity of 30.36 megawatts. Virtually all of these CHI Energy wind farms are located on Buffalo Ridge in Lincoln County MN, and for the past several years they have generated electricity at an average annual rate of 93,000,000 kilowatt hours (kwh). The Company will receive only minimal revenues from the CHI Energy wind farms until 2010 when its interest in revenues will convert to 30-50% thereafter and then provide substantial net cash flow for many years.

Recent Acquisition of Boreal Assets — In February 2008, the Company acquired a substantial pipeline of wind energy projects from Boreal Energy, Inc., consisting of three wind farm projects under development and a “pipeline” of approximately 1,200 megawatts (MW) of various projects in various stages of design and development. We also agreed to acquire the assets, including, but not limited to, wind turbines, substations, land and buildings, which Boreal was in the process of negotiating in exchange for its’ 3,761,000 shares of Navitas Energy, Inc. common stock, if we are satisfied that the value of these assets is at least $11,000,000, the carrying value of the Navitas stock on Boreal’s books. In the alternative, provided that Boreal can deliver us clear title to such Navitas common stock the Company could acquire the Navitas stock itself. A complete description of our acquisition of Boreal assets is included in Item 2 of Part I of this document.

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

The carrying value of the Company’s investments in Grand Sierra Resort Corp. and wind assets are carried at cost, which may differ significantly from their economic values. The Company’s common stock issued to acquire the CHI Energy wind farm interests and the assets of Boreal Energy have been valued at the estimated fair value of the stock at the time the transaction was finalized

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provision of Statements of Financial Accounting Standards (SFAS) No. 123R “Share-based Payment - an amendment of the Financial Accounting Standards Board Statement No. 123.” Among other items, SFAS No.123R eliminated the use of APB No. 25 and the intrinsic value method of accounting for stock-based compensation, and requires companies to recognize in the financial statements the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The Company’s options were fully vested as of January 1, 2006. Therefore, the adoption of SFAS No. 123R had no impact on the Company’s financial statements. The Company did not issue any stock options in the fiscal year ended June 30, 2007 or in the nine-month period ended March 31, 2008.

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

Stock Sales

During the nine months ended March 31, 2008, the Company sold a total of 1,159,987 common shares to various accredited investors in private placement transactions, resulting in net proceeds of $945,416.

In December 2007, the Company issued and delivered 4,000,000 common shares to Northern Alternative Energy Inc. to acquire its CHI Energy wind farms.

In February 2008 the Company issued and delivered 18,500,000 unregistered common shares to Boreal Energy, Inc. to acquire wind energy development and design projects and issued and transferred into an Escrow Arrangement 10,000,000 unregistered shares to be delivered to Boreal upon acceptance by the Company of the assets to be received by Boreal upon the completion of its sale of its 3,761,000 shares of common stock in Navitas Energy, Inc. back to Navitas in exchange for wind farm assets with a value at least equal to $11,000,000, Boreal’s carrying cost of the Navitas stock, or upon Boreal’s transfer of good and clear title to the Navitas shares

Stock Issued for Services(Bold)

In March 2008, the Company issued and delivered 60,000 unregistered common shares to its former CEO/CFO incident to an Employment Termination Agreement. The Agreement provides for an additional 180,000 shares to be issued over the next nine months. The shares were recorded as management fee expense at $.90 per share.

In March 2008, the Company issued and delivered 25,000 unregistered common shares to a Director in consideration of his services. The shares were recorded as management fee expense at $.90 per share.

Stock Purchase Warrants(Bold)

In February 2008, the Company granted five-year stock purchase warrants to its officers and directors to purchase an aggregate of 500,000 common shares at an exercise price of $.75 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Wind Energy America, Inc. (the “Company”) was founded and incorporated in Minnesota in 1980 and for over 20 years was engaged in designing, manufacturing and marketing a line of cathode ray tube (“CRT”) displays and digital signs. Due to continuing losses in that business for a number of years, the Company during 2005 discontinued its CRT business. After evaluating various prospects in late 2005 and early 2006, the Company began developing and marketing non-prescription healthcare products to be marketed and sold under the PuraMed brand. The PuraMed non prescription healthcare products business was conducted through a wholly-owned subsidiary Minnesota corporation, PuraMed BioScience, Inc.

Spinoff of PuraMed

On April 12, 2007 we completed a spin-off of our former PuraMed subsidiary to all our shareholders on a pro rata dividend basis of one share of PuraMed for each five shares of our common stock. After this spin-off, our Company and PuraMed have operated separately, with their respective managements, businesses, assets and capital structures being completely independent from each other.

Entry Into Wind Energy Business

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

The primary strategic goal of the Company is to build and manage efficiently a large and diversified portfolio of profitable wind energy assets. The Company’s wind power assets are located primarily in southwestern Minnesota in Lincoln County, and they consist of the developer’s stake in various wind farms on Buffalo Ridge, a geologic formation that cuts across much of Lincoln County and provides a leading wind regime for efficient and renewable energy from wind power turbines. Buffalo Ridge is well-known in the alternative energy industry for its high quality wind energy resources.

The producing wind farms in which the Company owns its interests contain 79 modern wind turbines having a total rated capacity of 53.5 megawatts (53,500 kilowatts), and they collectively generate approximately 160,000,000 kilowatt hours (kWh) of electricity annually. Acquisition by the Company of the developer’s stake in this core holding of premium Buffalo Ridge wind power assets has accomplished a major step toward our strategic goal of building a large portfolio of diversified wind power assets.

Recent Development — Purchase of Boreal Energy Assets

In February 2008, the Company acquired wind power assets owned by Boreal Energy, Inc. (“Boreal”), a Minnesota corporation based in suburban St. Paul, Minnesota. These assets were purchased pursuant to an agreement entered into in December 2007, which provided for the purchase of two separate Boreal asset categories. One category consists of development and design “pipeline” projects consisting of approximately 1,200 megawatts (MW) located primarily in Midwestern and upper Great Plains states, for which we issued and delivered 18.5 Million shares of our common stock to Boreal. The second category of Boreal assets consists of 3,761,000 shares of common stock, a 15% equity interest, in Navitas Energy Inc., a Minneapolis-based wind farm developer which is majority-owned by a large Spanish wind turbine manufacturer. As of the closing date of the subject purchase, Boreal was in continuing negotiation with Navitas for the sale of the stock to Navitas in exchange for wind turbines and other wind farm assets and projects. We have agreed to pay 10 Million shares of our common stock for the assets received by Boreal from this stock sale, subject to our determination that these assets have a fair value of at least $11,000,000, which was the carrying value of the Navitas stock on Boreal’s books. In the alternative, if Boreal can obtain a valid, free and clear transfer of title to us of the Navitas shares we could accept them as full consideration. We have issued the 10 Million shares of our common stock into an escrow account explained later in this document, and these shares will not be delivered to Boreal and become outstanding unless the escrow terms are satisfied.

Boreal was incorporated in 2004 to identify and develop or acquire multiple wind farms to be owned and operated by Boreal. The primary focus of Boreal has been directed toward wind power projects located in leading on-shore wind regimes of North America. Over the past few years, Boreal has accumulated a substantial proprietary “pipeline” of specific projects in various design or development stages and located in the Midwestern and upper Great Plains states and in Ontario, Canada. The founders and management of Boreal had been involved actively in the wind power industry for the past 15 years, during which they had successfully designed and completed development of many wind farms with combined power capacity exceeding 300 megawatts. However, due to a lack of capital and legal issues Boreal had lost its employees and had no significant wind operating activities after the Summer of 2007.

After acquiring these wind energy project assets from Boreal, the Company has continued to be managed by officers and directors who had no prior affiliation with Boreal. One director has now been appointed by Boreal to the Company’s board pursuant to the purchase agreement.

Description of Assets

Boreal wind energy assets which have been acquired by the Company in this transaction include the following:

i) all ownership and development rights and interests of Boreal in and to wind farm projects in North America now under development or being assessed and designed for future development;

ii) any equipment and tools, turbine and transmission assets and any purchase or option rights thereto;

iii) all contracts or other rights related to current or future Boreal wind farm projects, including interconnection and power off-take rights, power purchase agreements, governmental permits and consents, and any other direct or indirect contract rights of Boreal related to current or proposed wind farm development;

iv) all wind power leases, options or easements held by Boreal; and

vi) all intellectual and other intangible property rights of Boreal related to wind farm development.

Voting Trust

Approximately 10,000,000 of the common shares of the Company issued to Boreal incident to this transaction are subject to a two-year voting trust whereby two persons will vote these shares incident to any matter being voted upon by shareholders, with one person being a current director of the Company and the other being a future director nominee of the Company designated by Boreal.

The Company‘s Reasons for Purchasing Boreal Assets

In reaching its determination to acquire wind energy assets from Boreal, the Company’s Board of Directors considered a number of factors, including the following:

* Boreal’s current ongoing development assets will provide the Company with immediate access to firm projects already well into their development stages.

* Boreal’ s extensive proprietary pipeline of 1,200 megawatts of wind farm projects will provide the Company with many potential future development projects in leading wind regimes.

* The Company believes it will be able to attract and obtain substantial future capital from debt and/or equity financing due to the nature and quality of wind energy prospects in the Boreal pipeline.

* Future development of the Boreal pipeline projects will provide the Company with the opportunity to become a growing and recognized participant in the wind energy industry, thus improving the visibility and status of the Company as a publicly traded company.

Valuation of Boreal Assets

Our valuation of Boreal assets was based on a number of tangible and intangible factors including the book value of certain assets on Boreal’s audited balance sheet, the development status of certain wind farms now underway, the extensive Boreal pipeline of future prospects, recent industry transactions reflecting value creation payments for completed wind farms and early stage pipeline prospects, anticipated price/earnings ratios from comparisons to peer group public companies, and other considerations of the Board of Directors of the Company.

Although many of these valuation factors are very subjective in nature, the Company’s Board believes that its evaluation process has been sound and considered the standard factors used in our industry to evaluate wind energy assets.

The Company did not seek or obtain any independent appraisal of the Boreal assets being purchased in this transaction.

Escrow Agreement

Regarding the uncompleted Navitas stock portion of the acquisition of Boreal assets, the related 10 Million shares of our common stock have been delivered into an independent escrow account to only be delivered to Boreal when and if the Navitas common shares (or the substituted assets received by Boreal from the sale of the stock back to Navitas, satisfactory to the Company as to their value) have been validly transferred to us free and clear of any liens or encumbrances. The escrow agreement expires by its terms on April 30, 2008,with the option to extend the term of escrow until June 30, 2008. If the terms of the escrow cannot be satisfied by Boreal, the 10 million escrowed shares of our common stock will be returned to us.

Wind Energy Assets Owned by the Company

During 2007, the Company purchased a substantial core holding of wind energy assets from Northern Alternative Energy mc, consisting of the developer’s stake in various wind farms located on Buffalo Ridge in southwestern Minnesota. The geologic formation of Buffalo Ridge is well known in the wind power industry for its consistently high wind speeds, and accordingly is one of the best locations in the USA for generation of electricity through wind power. The Company believes its Buffalo Ridge wind farm interests provide it with key opportunities for future development and profitability.

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

Our ownership interests of the developer’s stake in these Buffalo Ridge wind farms only amounts to a tiny interest with minimal revenues until 2010, when the Company’s ownership will increase dramatically to from 30% to 80% interests depending on the specific wind farms. When the developer’s stake in these wind farms converts to substantial percentage interests in 2010, the wind farms will then provide the Company with substantial net cash flow for many years.

Averill - Besides its Buffalo Ridge wind farm properties, the Company in 2007 also acquired a $200,000 equity interest in Averill Wind LLC, which is a 10 megawatt wind farm currently being developed in Minnesota near Fargo, North Dakota. As with Buffalo Ridge, the Averill site is located in a particularly favorable region of the country for wind power resources. The Company believes its Averill wind asset acquisition will provide a good and predictable future cash flow return on this investment.

The Company intends to continue acquiring additional wind farm assets, both on Buffalo Ridge and in other favorable wind regimes in the country. The Company believes that improved wind turbine technology, increasing worldwide energy demands, mandated renewable energy requirements of utilities, global warming concerns, and other factors offer the Company an outstanding opportunity to participate both responsibly and profitably in this fast-growing sector of the “green energy” marketplace.

WIND POWER OPPORTUNITY IN THE USA

Electric generating capacity of the USA wind power industry has increased significantly over the past few years. In 2006 alone, for example, generating electricity from wind power turbines increased almost 30%, and it is estimated that 2007 had a much larger increase of over 45% in new wind farm developments. The Company believes that these impressive growth levels of wind farm installations will continue for many future years. There is currently approximately 15,000 megawatts of installed wind power capacity in the USA.

Nonetheless, the proportion of electricity from wind power in the USA is still only approximately 1% of the country’s total electricity demands. The American Wind Energy Association (AWEA) has projected that the cumulative installed wind power capacity in the USA will exceed 25,000 megawatts by 2010. One megawatt of wind power capacity produces enough electricity during a typical year to satisfy the electricity needs of 250- 300 residences.

The USA has enormous wind power potential, far exceeding the established leading European wind regimes. In particular, the huge and sparsely populated flat plains areas in certain Midwestern and all Great Plains states provide virtually unlimited wind power resources. Accordingly, the Company has directed its strategic business plan toward wind power asset acquisition and development in these plains regions, which the Company believes have the best and most accessible wind regimes in the USA. Moreover, these targeted regions of the Company are located relatively near to the Company’s base of operations in the Minneapolis metropolitan area.

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

* The federal Production Tax Credit (PTC) provides significant credits for wind gener- ated electricity of $.02 per kilowatt hour (kWh) for ten years.

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

* Strong and growing public pressures are being exerted on legislative and executive politicians to promote and develop green renewable energy sources to combat global warming and other adverse environmental effects now caused by burning fossil fuels to generate electricity.

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

Comparison of Quarters Ended March 31, 2008 and 2007

Revenues – There were no revenues for the three-month periods ended March 31, 2008 and 2007. Selling, general and administrative – Selling, general and administrative expenses increased $48,811 to $189,128 for the three months ended March 31, 2008 compared to $140,317 for the three months ended March 31, 2007, which difference was primarily due to the 60,000 shares of the Company’s stock issued in connection with the Employment Termination Agreement reached with the former CEO/CFO effective March 1, 2008. The stock was charged to expense at $.90 per share its estimated value at the date issued.

Net (loss) – Since there were no revenues for the three-month periods ended March 31, 2008 and 2007, comparisons of net losses for these two periods are the same as for the foregoing comparisons of selling, general and administrative expenses for these two periods.

Comparison of Nine Months Ended March 31, 2008 and 2007

Revenues - There were no revenues from continuing operations in the nine-month periods ended March 31, 2008 and 2007. There were no revenues from discontinued operations in the nine months ended March 31, 2008 compared to $15,000 in revenues from discontinued operations during the nine months ended March 31, 2007.

Selling, general and administrative – Selling, general and administrative expenses decreased $43,013 to $365,741 for the nine months ended March 31, 2008 compared to $408,754 for the nine months ended March 31, 2007. This difference was primarily due to reduced expenses for management and secretarial services offset in part by the 60,000 shares of the Company’s stock, valued at $.90 per share, issued in connection with the Employment Termination Agreement reached with the former CEO/CFO effective March 1, 2008.

Net (loss) – Comparisons of net losses for these two relevant nine-month periods are the same as the foregoing comparisons of selling, general and administrative expenses, except the nine-month period ended March 31, 2007 included $15,000 in revenue from discontinued operations.

Cash Flow Information

Operating activities – Net cash consumed by operations during the nine-month period ended March 31, 2008 was $267,054 and consisted of a net loss of $365,741 offset by stock issued for services of $76,500 and changes in operating assets and liabilities in the amount of $22,187. .

Investing activities – Net cash used by investing activities during the nine-month period ended March 31, 2008 was $851,175 and consisted of capital investments in various completed wind farms or wind farm developments.

Financing activities – Net cash provided by financing activities during the nine months ended March 31, 2008 was $1,045,416 and consisted of $945,416 from a private placement offerings of our common stock and a $100,000 short-term loan represented by a 6% convertible note issued by the Company to the lender.

Plan of Operation and Liquidity.

We intend to concentrate our acquisition and development of wind energy assets primarily toward the upper Great Plains and certain Midwestern regions of the USA, including Minnesota, Iowa, and the Dakotas. This region is particularly suitable for wind farms because it features large areas of flat and sparsely populated prairies having high and consistent wind speeds. Farmers, ranchers and citizens of rural towns in the Great Plains strongly welcome the additional profitable “crop” of farming wind from annual turbine rental payments, as well as the substantial construction and maintenance employment for local residents with some of these “green collar” jobs being permanent. Also significant, there is no NIIMBY (not-in-my-back-yard) factor to contend with in our targeted region such as is frequently encountered in more populated areas of the country.

Our primary focus for at least the next twelve months is to obtain substantial financing in order to complete development of wind farm projects now under development which were acquired from Boreal Energy Inc. We do not currently possess the substantial funding necessary to continue such development or make any additional acquisitions of wind energy assets, although we intend to obtain the needed funding through private or public placements of equity or debt securities. There is no assurance, however, that we can obtain any anticipated material funding through any source. If we cannot raise such planned funding, we will be unable to implement our business plan effectively to develop the significant wind energy assets we acquired from Boreal Energy. We currently only have enough working capital to support our management and administrative operations and expenses until the end of our current fiscal year which ends June 30, 2008.

For the past couple years, the Company has relied primarily upon sale of its common stock in private placements to provide funding for both operational and asset purchase purposes.

Forward-Looking Statements

The federal Private Securities Litigation Reform Act provides a safe harbor for forward- looking statements made by the Company. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as prospects for obtaining additional capital and our goal of participating in new wind energy business ventures and other such matters are forward-looking statements. Any one or a combination of factors and uncertainties could materially affect our financial condition and ability to achieve our goal. These risk factors and uncertainties include competition for business opportunities, unexpected costs or expenses, regulatory matters, and conditions in the capital markets. Because of these risk factors and other unknown factors beyond our control, actual results may differ materially from those in our forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT INDEX

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2008

Wind Energy America Inc.

By /s/ Darrel Kluge________

Darrel Kluge, Chief Executive Officer