Form 10KSB/A
period 2007-06-30
WIND ENERGY AMERICA INC.
filed 2008-10-31
CIK 351809

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB / A

Amendment No. 1

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
12100 Singletree Lane, Suite 100
Eden Prairie, MN 55344
Issuer’s telephone number, including area code: (952) 746-1313

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

Issuer’s revenues for its most recent fiscal year: $15,867.
The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 25, 2007 was approximately $17,500,000 based upon the closing price of the Registrant’s Common Stock on such date.

There were 15,831,513 shares of Common Stock outstanding as of September 21 2007.

Transitional Small Business Disclosure Format (check one). YES ☐	NO ☒

PART I

		Page

Item 1.	Description of Business	3

Item 2.	Description of Properties	7

Item 3.	Legal Proceedings	7

Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	7

Item 6.	Management’s Discussion and Analysis and Plan of Operation	8

Item 7.	Financial Statements	10

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	10

Item 8A.	Controls and Procedures	10

Item 8B.	Other Information	10

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	10

Item 10.	Executive Compensation	11

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12

Item 12.	Certain Relationships and Related Transactions	13

Item 13.	Exhibits	13

Item 14.	Principal Accountant Fees and Services	14

	Signature Page	15

	Index to Consolidated Financial Statements	16

	Index to Exhibits	13

Part I

Item 1. DESCRIPTION OF BUSINESS

Recent Significant Development
In August 2007, we completed a strategic purchase of wind energy interests incident to which we acquired the developer’s stake in two wind farms for $2.3 Million in cash.  The two wind farms in which we now own interests are Shaokatan Hills, LLC and Lakota Ridge, LLC, and these wind farms are located on Buffalo Ridge in Lincoln County, Minnesota.  Buffalo Ridge in southwestern Minnesota is one of the prime wind regimes in the USA for efficient generation of electricity from wind power turbines, and is well-known in the wind power industry for its high and consistent wind speeds.  The two wind farms are described in general as follows:

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

PuraMed has filed a Form 10-SB registration statement with the SEC which contains information on recent operations, product development and marketing, and audited financial statements.  This registration statement also can be accessed at the foregoing SEC website under PuraMed’s full company name of PuraMed BioScience, Inc.   PuraMed’s operations during our fiscal year 2007 prior to the spin-off  are reported in our financial statements in this report as discontinued operations.

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

Initial Wind Power Investment

In February-March 2007, we completed our first transaction to acquire wind power assets, which consisted of a $200,000 equity investment in Averill Wind, LLC., a Minnesota limited liability company (“Averill”).  Averill is a 10-megawatt (10,000 kilowatts) wind farm currently under development and located in Minnesota about 10 miles northeast of Fargo/Moorhead.  Much like Buffalo Ridge, the area where Averill is sited is a particularly favorable region of the country for wind power generation of electricity.  Averill is scheduled for completion and generation of electricity in the first half of 2008.  Based on income projections relating to this Averill project, we expect to realize a good and predictable cash flow return on our investment in Averill.  Our equity stake in Averill represents approximately 3% of the total equity of Averill Wind, LLC.

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

•
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

•	The extension of the federal Production Tax Credit (PTC) provides significant tax credits for wind generated electricity of $.02 per kilowatt hour (KWhr) for ten years.

•	Because the air driving wind turbines represents a free fuel, wind power provides utilities with a natural hedge to contend with the variable and volatile nature of fossil fuel costs.

•
There exists a large and growing demand from utility companies to purchase wind power to satisfy their mandated requirements to add renewable energy production to their overall power production (Renewable Portfolio Standards), which wind energy is uniquely able to satisfy.

•
The existence of strong and growing public pressures on legislative and executive politicians to promote and develop “green” renewable energy sources to combat global warming and other adverse environmental effects caused by burning fossil fuels to generate electricity.

•	Wind power constitutes an important element of our national policy to attain domestic energy independence by reducing the amount of imported fossil fuels by our nation.

Notably, the AWEA has forecasted that more than 200,000 megawatts of wind power capacity will be developed in the USA from 2006-2010, requiring a total investment of approximately $30 billion..

Grand Sierra-Reno, Nevada

We have completed two involvements with Grand Sierra Resort Corp (“Grand Sierra”) in Reno, Nevada, the first being an investment transaction through our purchase of an equity interest in the Grand Sierra development, and the second an operational contract to assist Grand Sierra in the marketing of their condominium units.

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

Condominium Marketing Contract – Our other transaction with Grand Sierra consisted of a marketing agreement entered into between us and Grand Sierra in August 2006. Under the terms of this agreement, we assisted Grand Sierra to market condominium units being developed by them in their hotel/casino complex in Reno. The agreement provided for compensation to us in the amount of $15,000 monthly, it may be terminated by either party upon 60 days written notice to the other party, and it provided for automatic termination in the event we failed to be responsible for condominium sales less than an equivalent of 1.5 units per month.  The Company earned $l5,000 under this contract, after which it terminated by its terms which were no longer satisfied by us.

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

Item 2. DESCRIPTION OF PROPERTIES

We do not own or rent directly any real estate, and hold no material tangible personal property. Our property consists of our Grand Sierra common stock, our equity interest in Averill Wind, LLC and our ownership of the developer’s interest in the two wind farms of Shaokatan Hills, LLC and Lakota Ridge, LLC.

Item 3. LEGAL PROCEEDINGS
None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal year 2007 ended June 30, 2007.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ OTC Bulletin Board under the symbol “WNEA”. The following quotes represent the high and low sales prices as reported by NASDAQ for our past two fiscal years. These quotes reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended June 30, 2007	High	Low
First Quarter	$1.35	$.45
Second Quarter	$.75	$.37
Third Quarter	$.65	$.32
Fourth Quarter	$2.50	$.59

Fiscal Year Ended June 30, 2006	High	Low
First Quarter	$.45	$.17
Second Quarter	$.31	$.13
Third Quarter	$.51	$.16
Fourth Quarter	$1.55	$.32

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

Comparison of Results of Operations for Fiscal Years Ended June 30, 2007 and 2006.

Revenues and Gross Margin – Revenues during the fiscal year 2007 were $15,867 compared to revenues of $65,015 for fiscal year 2006. All revenues in both of these fiscal years consisted of   discontinued services income or sales of products no longer offered by us after we discontinued active business operations during the first half of fiscal 2006. Due to our discontinued business operations, a comparison of our gross margins for fiscal years 2006 and 2007 is not meaningful.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses  for continued operations increased from $22,324 in fiscal year 2006 to $165,603 for fiscal year 2007, which increase was due primarily to our only becoming involved in the wind  power business in fiscal year 2007.  There is no meaningful purpose to compare selling, general and administrative expenses for discontinued operations related to these two years.

Critical Accounting Estimates – The Company has no significant accounting estimates for the year ended June 30, 2007.

Operating Loss – Operating loss from continuing operations increased from $45,544 in fiscal year 2006 to $262,953 in fiscal year 2007.   A comparison of total operating losses for these two fiscal years is not meaningful because of our termination of active business operations in both fiscal year 2006 and 2007.

Net Loss – Our net loss increased from $92,817 in fiscal year 2006 to $692,520 in fiscal year 2006, primarily due to increased  personnel, marketing, and R&D activities and administration expenses related to our  now discontinued PuraMed business.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We will monitor and develop our controls and procedures as necessary going forward.

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

Robert A. Williams has been a director and Chairman of the Board since April 2007.  Mr. Williams is the founder and principal owner of Bobby and Steve’s Auto World, which owns and operates eight gas/service stations with full-service garages and towing services in the Minneapolis/St. Paul metropolitan region.  Mr. Williams is a member of the City Council of Columbia Heights, Minnesota.

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

		Annual Compensation	Long –Term Compensation
Name and Principal Position	Year	Salary ($)	Shares Granted(#)
Robert O. Knutson(1) CEO/CFO	2007 2006	$120,000 --	-- --
Russell W. Mitchell(2) CEO/CFO	2007 2006	$72,000 $27,000	-- --
Craig S. Laughlin(3) CEO	2007 2006	-- $17,500	-- --

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

(2)   Mr. Mitchell served as CEO/CFO from April 2006 to April 2007.
(3)   Mr. Laughlin served as CEO of the Company from October 2005 to April 2006.

Option Grants During Fiscal 2007

There were no grants of stock options to any persons named in the “Summary Compensation Table” above during fiscal year 2007 ended June 30, 2007, nor were there any SAR grants to these persons.

Option Exercises During 2007 Fiscal Year and Fiscal Year-End Option Values

None of the persons in the above “Summary Compensation Table” exercised any stock options or SAR grants during fiscal year ended June 30, 2007.

Outstanding Options

None of the persons in the above “Summary Compensation Table” holds or owns any outstanding stock option or SAR grant relating to common stock of the Company.

Compensation of Directors
Messrs. Williams and Knutson each received 50,000 shares of restricted common stock of the Company in April 2007 in consideration for their agreeing to serve on the Board of Directors of the Company.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 26, 2007, certain information with respect to beneficial ownership of common stock of the Company by executive officers and directors of the Company, by each person known by the Company to own beneficially more than 5% of the outstanding common stock of the Company, and by all officers and directors of the Company as a group  Each person named in this table has sole voting and investment power with respect to all shares of common stock of the Company beneficially owned by such person. Unless otherwise indicated, the address of each listing shareholder is 12100 Singletree Lane – Suite 100, Eden Prairie, MN 55344.

	Name of Shareholder	Number of Shares Beneficially Owned	Percentage Owned
	Robert A. Willams (1)	718,333	4.54%
	Robert O. Knutson	245,000	1.55%
	Terry L. Myhre	864,913	5.46%
	1401 West 76th Street
	Richfield, MN 55423
	All officers and directors as a group (2 persons)	963,333	6.09%
(1)	Includes 148,333 shares owned directly by Robert Williams Trust.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

 AUDIT FEES

Lurie Besikof Lapidus & Company, LLP has acted as the Company’s independent accounting firm for the audit of the fiscal year of the Company ended June 30, 2006, and for the review of our fiscal year 2006 interim financial statements and those for the first and second quarters of fiscal year 2007.  The aggregate fees billed by  Lurie Besikof Lapidus & Company, LLP for these auditing and review services are as follows:

	2007	2006
Audit and Review Fees	$8,200	$37,400
Other fees	-0-	-0-
	$8,200	$37,400

Audit and review fees are for the annual year-end audit and for quarterly reviews.

Child, Van Wagoner, & Bradshaw, PLLC has acted as the Company’s independent accounting firm for the audit of the fiscal year of the Company ended June 30, 2007 and for the review of our fiscal year 2007 interim financial statements for the third quarter of fiscal year 2007.  The aggregate fees billed by them for these auditing and review services are as follows:

		2007	2006
Audit and Review Fees	$		$-0-
Other Fees		-0-	-0-
	$		$-0-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND ENERGY AMERICA INC.
Date: October 12, 2007	By	/s/ Robert O. Knutson
Robert O. Knutson, CEO/CFO

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature
October 31, 2008	By	/s/ Robert O. Knutson
Robert O. Knutson, Director (principal executive officer) (principal financial officer)

October 31, 2008	By	/s/ Robert A. Williams
Robert A. Williams, Director

WIND ENERGY AMERICA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Wind Energy America, Inc.
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of Wind Energy America, Inc. as of June 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wind Energy America, Inc. as of June 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered net losses since inception and has not yet obtained significant revenues from its planned principle operations.  These factors raise substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
October 12, 2007

Wind Energy America, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	2006
Assets
Current Assets
Cash and cash equivalents	$114,595	$88,697
Accounts receivable	30,000	-
Total Current Assets	144,595	88,697

Investment in Grand Sierra Resort Corp.	415,000	415,000
Investment in Averill Wind, LLC	200,000	-
Investment in Boreal Zulu Project	50,000	-
Investment in Shaokatan Hills/Lakota Ridge	1,750,000	-
PuraMed BioScience Products, net of accumulated amortization of $0 and $6,765 in 2007 and 2006, respectively	-	244,217

Total Assets	$2,559,595	$747,914

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$172	$15,873
Accrued Liabilities	-	37,100
Total Current Liabilities	172	52,973

Stockholders' Equity
Preferred Stock; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock; $.05 par value; 50,000,000 shares authorized; 15,764,842 and 9,170,777 shares issued and outstanding in 2007 and 2006, respectively	788,242	458,539
Additional paid-in capital	16,972,389	13,370,638
Accumulated deficit	(15,201,208)	(13,134,236)
Total Stockholders' Equity	2,559,423	694,941

Total Liabilities and Stockholders' Equity	$2,559,595	$747,914

See accompanying notes to the consolidated financial statements.

Wind Energy America, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2007	2006
Revenue:
Total Revenue	$-	$-

Expenses:
General & administrative	40,471	22,324
Management services	194,500	-
Professional fees	42,350	23,220
Clay blue energy note writeoff	60,000	-
Warrant expense	1,300,951	-
Total Expenses	1,638,272	45,544

Net loss from continuing operations before income tax benefit	(1,638,272)	(45,544)

Income taxes benefit	-	-

Net loss from continuing operations	(1,638,272)	(45,544)

Loss from discontined operations -no income tax benefit	(428,700)	(47,273)

Net Loss	$(2,066,972)	$(92,817)

Per Share Data:
Weighted Average Shares Outstanding	10,925,669	7,449,436

Net Loss per Common Share :
Continuing operations	$(0.15)	$(0.006)

Discontinued operations	$(0.04)	$(0.006)

Total net loss per share	$(0.19)	$(0.012)

Diluted earnings per share are not shown as they would reduce loss

See accompanying notes to the consolidated financial statements.

Wind Energy America, Inc.
Consolidated Statement of Changes in Stockholders' Equity
July 1, 2005 through June 30, 2007

	Common Stock		Paid - In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances at July 1, 2005	6,713,141	$335,657	$11,883,029	$(13,041,419)	$(822,733)
Common stock issued for debt settlement @ $ 1.35 per share	540,498	27,025	700,701	-	727,726
Common stock for services @ $ 1.03 per share	25,000	1,250	24,507	-	25,757
Common stock issued for PuraMed BioScience products including 19,684 shares for commissions @ $ .49 per share	511,805	25,591	225,391	-	250,982
Common stock issued for cash, net Of $225,554 of expenses including warrants valued at $ 161,030 for commissions @ $ .44 per share	1,380,333	69,016	537,010	-	606,026
Net loss for year ended June 30, 2006	-	-	-	(92,817)	(92,817)
Balances at July 1, 2006	9,170,777	458,539	13,370,638	(13,134,236)	694,941

Common stock issued for cash @ $ .35 per share, net of commissions of $5,600	160,000	8,000	42,400	-	50,400
Common stock issued for cash @ $.30 per share net of commissions of $ 8,115	1,337,500	66,875	326,260	-	393,135
Common stock for services @ $ .30 per share	680,000	34,000	170,000	-	204,000
Conversion of subordinated debentures @ $.30 per sharenet of commissions of $ 61,755	2,058,500	$102,925	$452,870	$-	$555,795
Common stock options exercised @ $ .40, $ .23 and $.21 per share	115,000	5,750	24,150	-	29,900
Common stock issued for cash @ $ .50 per share	400,000	20,000	180,000	-	200,000
Common stock issued for cash @ $ .75 per share net of commissions of $75,380	1,493,065	74,653	969,767	-	1,044,420
Common stock issued for cash @ $ 1.00 per share	150,000	7,500	142,500	-	150,000
Common stock issued for cash @ $ 1.25 per share	200,000	10,000	240,000	-	250,000
Spinout of PuraMed BioScience – assets net of liabilities	-	-	(247,147)	-	(247,147)
Warrants issued for services and conversion of debt	-	-	1,300,951	-	1,300,951
Net loss for year ended June 30, 2007	-	-	-	(2,066,972)	(2,066,972)

Balances at June 30, 2007	15,764,842	$788,242	$16,972,389	$(15,201,208)	$2,559,423

See accompanying footnotes to financial statements.

Wind Energy America, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(2,066,972)	$(45,180)

Adjustments to Reconcile Net Loss to Net Cash Flow- continuing operations:
Common stock issued for compensation	204,000	25,757
Changes in Operating Assets and Liabilities:
Increase in notes receivable	(30,000)	-
Increase (decrease) in accounts payable	(49,302)	27,302
Net loss from spin-off of discontinued operations	382,241	(164,645)
Net Cash used in Operations Activities	(1,560,033)	(156,766)

Cash Flows from Investing Activities:
Investments - continuing operations	(2,000,000)	(415,000)
Proceeds (Capital expenditures) - discontinued operations	(3,756)	1,142
Net Cash used in Investing Activities	(2,003,756)	(413,858)

Cash Flows from Financing Activities:
Common stock issued for cash	2,623,650	606,026
Warrants issued with debt conversion	1,300,951	-
Discontinued operations -bank borrowings	-	35,000
Net Cash Provided by Financing Activities	3,924,601	641,026
Net Increase in Cash and Cash Equivalents	360,812	70,402
Cash and Cash Equivalents at Beginning of Period	88,697	18,295
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$449,509	$88,697

Supplemental Non Cash Flow Information:
Cash Paid During the Year for:
Interest Expense-discontinued operations	$-	$6,137
Income Taxes	$-	$-
Common Stock-492,121 shares for PuraMed Products - a discontinued asset	$-	$250,982
Common Stock-156,040 shares for debt owed to a related party -discontined operations	$-	$156,040
Common Stock -318,246 shares for a loan payable to a related party -discontined operations	$-	$477,369
Common Stock 66,212 shares for a lease obligation to a related party -discontined operations	$-	$94,317
Net Assets ( Discontinued Assets at FMV of $ 83,700 net of liabilities of $ 71,700 ) of discontinued operations transferred to related party for debt relief	$-	$12,000

See accompanying notes to consolidated financial statements.

Wind Energy America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2007 and 2006

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS:

Dotronix, Inc. History

Wind Energy America, Inc. (formerly Dotronix, Inc), (“the Company”), was founded in 1980 as a Minnesota corporation. As Dotronix, Inc., the Company designed manufactured and marketed cathode ray tube (“CRT”) displays. More recently the Company attempted to enter the electronic digital signage business without commercial success. The Company lost money continuously through 2005, when it restructured by issuing stock to eliminate outstanding debt obligations, discontinued its CRT business and repositioned the Company for participation in a new business venture. These activities were completed upon the acquisition of the PuraMed products during 2006. The Company created PuraMed BioScience, Inc. as a subsidiary during 2006 and spun-off this subsidiary on April 12, 2007.  The operations of the electronics and PuraMed BioScience, Inc. have been consolidated through April 12, 2007 as discontinued operations.

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

Wind Energy America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended June 30, 2007 and 2006

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company accounts for its investment in Grand Sierra using the cost method. In May 2006 the Company obtained from Grand Sierra a warrant to purchase up to 5,000,000 shares of Grand Sierra common stock at $.40 per share. Under the terms of this warrant, the Company purchased for $415,000, a total of 1,037,500 shares of Grand Sierra. This resulted in an ownership interest in Grand Sierra of slightly less than 1%. This amount remains on the books as $415,000 at June 30, 2007. There have been no unrealized gains or losses or amortization.

Wind Energy Business

Averill Wind Farm In early 2007, the Company entered into its first transaction to engage in the industry of generating electricity from wind power turbines, which consisted of its purchase of a $200,000 equity interest in Averill Wind, LLC , a Minnesota limited liability company. Averill is a 10 megawatt (10,000 kilowatts) wind farm in Minnesota, near Fargo/Moorhead, situated in a region of the country that is favorable for generation of electricity through wind power .Averill will cost approximately $15 million  to complete, and is scheduled for completion during the first half of 2008.

The Company accounts for its investment in Averill Wind Farm using the cost method. In early 2007 the Company purchased a $200,000 equity interest in Averill Wind, LLC. At June 30, 2007 this amount remains on the books as $200,000. There have been no unrealized gains or losses or amortization.

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

The Company accounts for its investment in the Shaokatan Hills and Lakota Ridge wind farms using the cost method. In August 2007, the company acquired 100% of the stock of Northern Alternative Energy Shaokatan, LLC. for $2,300,000 from Northern Alternative Energy Inc. The acquired LLC owns the developers’ interest in the Shaokatan Hills and Lakota Ridge wind farms LLCs. At June 30, 2007, the Company had paid $1,750,000 of the purchase price and accounted for that amount on the books at cost. There have been no unrealized gains or losses or amortization.

Wind Energy America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended June 30, 2007 and 2006

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Zulu Wind LLC   In May 2007, the Company, in conjunction with Boreal Energy Inc., and in accordance to a mutual Memorandum of Understanding, (“MoU”) invested $50,000 in an Interconnection System Impact Study to connect 300 MW of wind generated electricity to Excel Energy’s ZULU substation in southeast Lincoln County, Minnesota. The Company will supply 50% of the capital and be 50% partner in the proposed 300 MW wind farm, located just east of the Zulu substation.

The Company accounts for its investment in Boreal’s Zulu Project using the cost method. In May, 2007 the Company invested $50,000 with Boreal in an Interconnection System Impact Wind Study which will help in the development in a future wind farm, Zulu. At June 30, 2007 this $50,000 remains on the books as the cost of this investment. There have been no unrealized gains or losses or amortization.

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

Stock-based Compensation

In accordance with SAB Topic 14 A, the Company values services in which common stock is issued for payment by taking the closing stock price on the day the stock is issued multiplied by the number of shares issued.

Wind Energy America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended June 30, 2007 and 2006

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Wind Energy America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended June 30, 2007 and 2006

B.	RELATED PARTIES, FINANCING ARRANGEMENTS & FUTURE CONSIDERATIONS

FINANCING ARRANGEMENTS:

The Company in exiting the electronics business generally referred as the Dotronix business began issuing shares of the Company’s common stock to fund liabilities incurred in the operation of that business.  In September 2005, Mr. Myhre and the Company entered into a settlement agreement, whereby Mr. Myhre converted substantial debt owed to him by Dotronix to 318,246 shares of the Company’s common stock, based on $1.50 per share, and advanced $35,000 to the Company’s working capital. He also purchased an additional 26,667 shares of the Company’s common stock at $1.50 per share from October 2005 to January 2006.

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

Two former officers of the Company, Kurt T. Sadler, and Robert V. Kling, formed a corporation under the name Dotronix Technology, Inc., (“DTI”) which held $12,000 of secured debt owed to Mr. Myhre. In September 2005, the Company entered into an agreement with DTI, whereby DTI acquired $83,700 of operating assets of the Company by assuming $71,700 of liabilities in lieu of foreclosure of the security interest held by DTI in the assets of the Company, and satisfaction of the $12,000 note owed to Mr. Myhre.

On April 11, 2006, the Company issued 492,121 shares of common stock in exchange for the rights, title, and interest in PuraMed Bioscience products. The market value of the common stock on the date of exchange was $250,982. The Company issued 19,684 shares of common stock valued at $7,874 as a commission for the issuance of the shares.

During the quarter ended June 30, 2006, the Company completed the sale of 1,380,333 shares of restricted, unregistered common stock for a total of $606,026 net of offering expenses. The Company used the proceeds from the sale of common stock to purchase 1,037,500 shares of Grand Sierra Resort Corp.’s common stock for $415,000.

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

Wind Energy America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended June 30, 2007 and 2006

B.	RELATED PARTIES, FINANCING ARRANGEMENTS & FUTURE CONSIDERATIONS (continued)

Future Expansion

At September 23, 2007, the Company had working capital of approximately $100,000 and has funded its investment in the Northern Alternative Energy’s (“NAE”) – Shaokatan Hills, LLC and Lakota Ridge, LLC.  The Company plans to obtain the future needed working capital primarily through the sale of its common stock.  If the Company cannot obtain substantial working capital through common stock sales or other sources, it would be forced to curtail its future planned business expansion. The Company currently estimates that it has funds to support the operations of the business through the end of the fiscal year ending June 30, 2008.

C.	SPIN-OFF OF PURAMED BIOSCIENCE, INC.

The Company, in a spin-off transaction, transferred its ownership to its shareholders in PuraMed BioScience, Inc.

Summarized Assets and Liabilities of Spin-Off of
PuraMed BioScience, Inc. as of April 12, 2007

		April 12, 2007
Assets:
	Cash	$ 107,953
	Prepaid expense	150
	Computer	785
	PuraMed BioScience products
	Net of amortization of $28,071	216,146
	Trademarks	2,971
	Total Assets	328,005

Liabilities:
	Accounts Payable	80,858
	Net Assets Spun-Off	247,147

Discontinued Operations

	From July 1, 2006	Fiscal Year End
	to April 12, 2007	June 30, 2006
Electronic sales	$ -	$ 65,015
Condo sales	15,000	-
Gain on sale of property and equipment	-	204,604
Interest Income	867	-
Total Revenue	15,867	269,619

Cost of sales	-	27,531
Research & development costs	41,616	-
Professional fees	82,985	22,000
General administrative & marketing costs	319,966	261,224
Interest expense	-	6,137
Total Costs	444,567	316,892

NET LOSS (no income tax benefit)	$ (428,700)	$ (47,273)

Wind Energy America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended June 30, 2007 and 2006

D.	COMMITMENTS

Total rent expense for the Company for the years ended June 30, 2007 and 2006 was approximately $10,000 and $25,000, respectively. The Company currently leases its office on a usage basis, which averages $350 per month.

E.	STOCKHOLDERS’ EQUITY

Options
.
The Company discontinued its stock options plan. The only options granted were 100,000 in fiscal year end 2006 in connection with a terminated employment contract, and were exercised in fiscal year 2007.

A summary of the Company’s stock options is presented below:

	Years Ended June 30
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	167,500	$0.36	78.500	$0.76
Granted	-	$-	100,000	$0.22
Exercised or Cancelled	(120,000)	$.33	(11,000)	$2.05
Outstanding at end of year	47,500	$.45	167,500	$.36

Options exercisable at year end	47,500	$.45	167,500	$.36

The following table summarizes information about stock options outstanding at June 30, 2007:

Options Outstanding and Exercisable:

Options Outstanding	Remaining Contractual Life (Years)	Exercise Price

10,000	2.2	$0.21
2,500	2.4	$0.23
25,000	1.4	$0.36
5,000	7.4	$0.95
2,500.3		$0.97
2,500	1.3	$1.00

47,500	2.2	$.45

Wind Energy America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended June 30, 2007 and 2006

E.	STOCKHOLDERS’ EQUITY (continued)

Warrants

In connection with various private placements of the Company’s common stock and convertible debentures, the Company issued warrants to broker/dealers and investors as shown in the following table.  The remaining contractual life is as of June 30, 2007.

Warrants Outstanding	Remaining Contractual Life (Years)	Exercise Price
36,200	3.9	$0.40
114,250	4.0	$0.60
24,000	4.1	$0.35
133,519	4.6	$0.30
205,850	2.8	$0.30
100,507	3.0	$0.75
617,500	2.8	$0.30

1,231,826	3.2	$0.37

F.	INCOME TAXES

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

A reconciliation of the Company’s income tax provision based on a statutory federal income tax rate of 35% to the Company’s effective rate is as follows:

	Years Ended June 30
	2007	2006
Computed tax benefit at:
Federal tax rate	$(268,000)	$(32,000)
State tax rate net of federal benefit	(40,000)	(5,000)
Change in valuation allowance	307,000	34,000
Permanent and other differences	1,000	3,000
Provision	$—	$—

Wind Energy America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended June 30, 2007 and 2006

F.	INCOME TAXES (continued)

No deferred income taxes have been provided for the temporary differences between the financial reporting and income tax basis of the Company’s due to the valuation allowances outlined below:

	June 30
	2007	2006
	Asset (Liability)	Asset (Liability)
Net operating loss carryforward	$(5,200,000)	$4,148,000
Inventories	—	0
Tax credit carryforward	2,000	2,000

Accrued liabilities	—	15,000
Depreciation	—	(36,000)
Other	—	(4,000)
Valuation allowance	(5,202,000)	(4,150,000)
	$—	$—

At June 30, 2007, the Company has federal income tax net operating loss carryforwards of approximately $11,700,000 that will expire through 2027, and for Minnesota income tax net operating loss carryforwards of $3,200,000 that will expire through 2021. Wisconsin’s operating loss carryforwards of $ 450,000 that expire through 2022. Future utilization of loss carryforwards could be limited under Internal Revenue Code Section 382 for significant changes in ownership. The Company also has general business tax credit carryforwards of approximately $2,000 that will expire through 2007, and $11,000 of alternative minimum tax credit carryforwards that will not expire.

G.           STOCK-BASED COMPENSATION

During the fiscal year ended June 30, 2007, the Company issued 680,000 shares of common stock for services performed that was valued at $206,000.  $183,500 of this amount was issued for management services and $22,500 was issued for professional fees.