Form 10QSB/A
period 2007-12-31
WIND ENERGY AMERICA INC.
filed 2008-10-31
CIK 351809

0

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 1O-QSB / A

Amendment No. 1

Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2007                                                                                     Commission File No. 0-9996

WIND ENERGY AMERICA, INC.

(Exact Name of Registrant as specified in its charter)

Minnesota	41-1387074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Idedntification No.)

12100 Singletree Lane, Suite 100, Eden Prairie, MN 55344

(Address of principal executive offices)

(952)  746-1313

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.YES(X)NO(   )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (  )     Accelerated filer (  )          Non-accelerated filer(X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 1 2b-2 of the Exchange Act): YES (  )     NO(X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 1, 2007
Common stock, par value $.05 per share	20,884,829

Transitional Small Business Disclosure Format (Check One): YES (  )NO (X)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND ENERGY AMERICA, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
ASSETS	2007	2007
Current Assets:
Cash	$123,398	$114,595
Note receivable – non-interest bearing	30,000	30,000
Total Current Assets	153,398	144,595

Investments :
Investment with Boreal Energy - Zulu Project	50,000	50,000
Investment in Averill Wind, LLC	200,000	200,000
Investment in Shaokatan Hills / Lakota Ridge	2,300,000	1,750,000
Investment in CHI Energy Wind Farms	2,600,000	-
Investment in Grand Sierra Resort Corp.	415,000	415,000
Total Investments	5,565,000	2,415,000

Total Assets	$5,718,398	$2,559,595

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$172	$172
Total Current Liabilities	172	172
Stockholders' Equity:
Preferred stock: no par value, authorized 10,000,000 shares, none issued	-	-
Common stock: $.05 par value, authorized 50,000,000 shares, 20,884,829 and 15,764,842 shares issued and outstanding as of December 31, 2007 and June 30, 2007, respectively	1,044,241	788,242
Additional paid -in capital	20,051,806	16,972,389
Accumulated Deficit	(15,377,821)	(15,201,208)
Total Stockholders' Equity	5,718,226	2,559,423

Total Liabilities and Stockholders' Equity	$5,718,398	$2,559,595

See accompanying notes to the consolidated financial statements.

WIND ENERGY AMERICA, INC.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenue:
Total Revenue	$-	$-	$-	$-

Expenses:
General & Administrative	82,453	66,999	122,376	126,750
Professional fees	32,237	-	54,237	9,350
Total Expenses	114,690	66,999	176,613	136,100

Net loss from continuing operations before income tax benefit	(114,690)	(66,999)	(176,613)	(136,100)

Income taxes benefit	-	-	-	-

Net loss from continuing operations	(114,690)	(66,999)	(176,613)	(136,100)

Loss from discontinued operations -no income tax benefit	-	(50,710)	-	(117,338)

Net Loss	$(114,690)	$(117,709)	$(176,613)	$(253,438)

Per Share Data:
Weighted Average Shares Outstanding	17,356,098	9,524,984	16,697,878	9,417,445

Net Loss per Common Share :
Continuing operations	$(0.007)	$(0.007)	$(0.011)	$(0.014)

Discontinued operations	$-	$(0.005)	$-	$(0.012)

Diluted earnings per share are not shown as they would reduce loss per share.

See accompanying notes to the consolidated financial statements.

WIND ENERGY AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2007	2006
Cash Flows used in Operating Activities:
Net Loss from continuing operations	$(176,613)	$(136,100)

Amortization expense	-	17,928
Changes in Operating Assets and Liabilities:
Increase in tax refund receivable	-	(300)
Increase in accounts payable / accrued liabilities	-	36,787
Decrease in loan payable	50,000	-
Total Changes to Operating Assets and Liabilities	50,000	54,415
Impact of discontinued operations on cash flow	-	(117,337)
Net Cash used in Operations	(126,613)	(199,022)

Cash Flows used in Investing Activities:
Investments - continuing operations	(750,000)	-
Purchase equipment - discontinued operations	-	(785)
Trademark acquisition costs (Capital expenditures) - discontinued operations	-	(2,971)
Net Cash used in Investing Activities	(750,000)	(3,756)

Cash Flows provided by Financial Activities:
Common stock issued for cash, net of expenses	885,416	139,230
Net Cash Provided by Financing Activities	885,416	139,230

Net increase (decrease) in Cash and Cash Equivalents	8,803	(63,548)

Cash and Cash Equivalents at Beginning of Period	114,595	88,697

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$123,398	$25,149

Supplemental Non Cash Flow Information:
Cash Paid During the Year for:
Stock issued to satisfy short-term loan payable	$50,000	$-
Stock issued to acquire wind farm interests	$2,400,000	$-

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

Shaokatan Hills/Lakota Ridge Wind Farms - In August 2007, the Company completed a strategic asset purchase through its acquisition from Northern Alternative Energy Shaokatan, LLC, of the developer’s stake in two adjoining wind farms in Lincoln County Minnesota.  The acquisition price was $2,300,000 in cash.  These two wind farms, known as Shaokatan Hills LLC and

WIND ENERGY AMERICA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Periods Ended December 31, 2007 and 2006

A.           NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Wind Energy Business (continued)

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

CHI Energy Wind Farms – In the quarter ended December 31, 2007 the Company acquired the “developer’s interest” in a group of sixteen small wind farm LLC entities which are managed and maintained collectively.  This acquisition was a purchase by the Company’s wholly owned subsidiary Northern Alternative Energy Shaokatan, LLC of the LLC membership interests’ in the wind farm entities, owned by  Northern Alternative Energy, Inc., in exchange for $200,000 in cash and four million shares of common stock valued at $2.4 million, or $2.6 million in total consideration. The wind farms have a total of 46 wind turbines with a total rated power capacity of 30.36 MW.

The Company’s “developer’s interest” is .1% ownership of these LLCs until 2010 when the Company, through its subsidiary Northern Alternative Energy Shaokatan, LLC will begin to be allocated 30% of the wind farms net income and cash flow.  After five years this share will increase to 49%.

Accounting Estimates

The Company has no significant accounting estimates for the period ended December 31, 2007.

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

WIND ENERGY AMERICA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Wind Energy America, Inc.

Date:	February 19, 2008	By:	/s/ Rober O. Knutson
Robert O. Knutson, Chief Executive Officer