Form 10-K
period 2008-06-30
WIND ENERGY AMERICA INC.
filed 2008-11-04
CIK 351809

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

Commission File No. 0-9996

WIND ENERGY AMERICA INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1387074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12100 Singletree Lane, Suite 100 Eden Prairie, MN	55344
(Address of principal executive offices)	(Zip Code)

(952) 746-1234
(Registrant's telephone number)

Securities to be registered under Section 12(b) of the Act:  None

Securities to be registered under Section 12(g) of the Act:  COMMON STOCK, $.05 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]     NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer", accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer
Accelerated filer
Non-accelerated filer
Smaller reporting company	X

Indicate by check mark whether registrant is a shell company. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 15, 2008 was approximately $10,725,000 based upon the closing price of the Registrant's Common Stock on such date.

APPLICABLE ONLY TO REGISTANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   YES [ ]    NO [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

There were 49,964,862 shares of Common Stock outstanding as of September 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [X]

TABLE OF CONTENTS

PART 1

           PAGE
Item 1                                Description of Business                                                4
Item 1A                             Risk Factors                                                    8
Item 1B                             Unresolved Staff Comments                                             8
Item 2                                Description of Property                                                    8
Item 3                                Legal Proceedings                                                                                                                                             8
Item 4                                Submission of Matters to a Vote of Security Holders                                 8

PART II

Item 5                                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
   of Equity Securities                                                                                                                                                   8
Item 6                                Selected Financial Data                                                     9
Item 7                                Management’s Discussion and Analysis of Financial Condition and Results of Operations                      9
Item 8                                Financial Statement and Supplementary Data                                    11
Item 9                                Changes in and Disagreements with Accountants on Accounting and Financial Disclosures                 11
Item 9A(T)                      Controls and Procedures                                                                                                                                         11
PART III

Item 10                                Directors and Executive Officers, Promoters and Control Persons                       11
Item 11                                Executive Compensation                                              12
Item 12                                Security Ownership of Certain Beneficial Owners and Management                   13
Item 13                                Certain Relationships and Related Transactions, and Director Independence                  14
Item 14                                Principal Accounting Fees and Services                                          14

PART IV

Item 15                                Exhibits, Financial Statement Schedules                                   15

Signatures                                                                                                                                                                          16

Financial Statement Table of Contents                                                                                                                                                          17

PART I

Item 1.  Description of Business

Since early 2007, the registrant, Wind Energy America Inc. (or “the Company”) has been engaged solely in the wind power segment of the alternative renewable energy industry. The Company was founded in 1980 under its former name, Dotronix Inc, when it was incorporated in Minnesota.  Prior to entering the wind energy industry in 2007, the Company had engaged in various businesses, all of which were completely unrelated to its current business. In 2006 the non-wind business was put in a subsidiary, which was spun-off in April of 2007.

Strategic Plan of the Company

The Company intends to become a significant owner and developer of wind energy properties and interests in the upper Great Plains region of the USA. During the past 1½ years, the Company has acquired substantial wind farm interests in completed wind farms as well as an extensive “pipeline” of wind farm projects in various stages of design or development.  Our acquisitions have been targeted toward properties located in prime wind regimes of the country.  The primary strategic goal of the Company is to develop and manage efficiently a large and diversified portfolio of profitable wind energy assets. The Company is convinced there is a huge gap between current supply and demand for wind power electricity throughout the country, which provides the Company with an excellent opportunity to participate in this exciting industry for many years to come.

Recent Completion of Purchase of Boreal Energy Assets

On February 29, 2008 the Company completed its principal acquisition, which was a purchase of substantial wind power assets from Boreal Energy Inc. (“Boreal”), a Minnesota corporation based in suburban St. Paul, Minnesota. We acquired the Boreal assets in consideration for a total of 28,500,000 unregistered common shares of the Company. These assets were purchased from Boreal pursuant to an agreement entered into in December 2007, which provided for the purchase of two separate Boreal asset categories.

The first category of Boreal assets purchased by the Company included Boreal’s interests and development rights to various wind farm projects in Upper Midwest and Great Plains regions, which we believe are located in some of the most favorable wind regimes in North America for generation of electricity from modern utility-scale wind power turbines.  This substantial “pipeline” of wind farm projects in various stages of design or development includes approximately 1,200 megawatts of rated wind turbine power capacity.  We purchased this Boreal pipeline of projects for 18,500,000 common shares, which were issued to Boreal incident to the February 2008 closing of this acquisition.

The second category of Boreal assets consisted of a 15% interest in Navitas Energy Inc., a commercial wind power developer based in Minneapolis which is majority-owned by a leading Spanish wind turbine manufacturer.  A term of our asset purchase agreement with Boreal provided for the exchange of this Navitas equity interest for substituted wind energy assets at the option of Boreal, provided the Company was satisfied with the value of any exchanged substituted assets.   Pending the resolution of this exchange, the balance of 10,000,000 common shares of the Company was placed in escrow.  Since March 2008 the management of Boreal has negotiated and processed an exchange of its Navitas equity interest for wind power assets satisfactory to the Company, which was concluded in September 2008.

Accordingly, the second category of the Boreal asset purchase has been completed and the Company has received the substituted wind energy assets in return for delivering the escrowed 10,000,000 common shares to Boreal.  These substituted wind energy assets now owned by the Company are described later in this section of our Annual Report on Form 10-K. In essence, the Company has determined that these substituted assets for the Navitas equity interest have a fair value of at least $9 Million, which was the approximate carrying value of the Navitas equity interest on the financial records of Boreal.

Valuation of Boreal Assets — Our valuation of Boreal assets was based on a number of tangible and intangible factors and considerations including the book value of assets on Boreal’s audited balance sheet, the development status of certain wind farms now underway,  the substantial Boreal pipeline of future prospects under various design stages,  recent wind power industry transactions which reflect value creation amounts paid for completed wind farms and/or early stage pipeline projects, and other considerations of the Board of Directors of the Company. In anticipation of this transaction, Boreal performed an impairment assessment and wrote down its assets to the readily identifiable market values of its turbines and real estate. We also considered this in our assessment.  Although many of the valuation factors used by the Company are quite subjective in nature, the Company believes that its evaluation process was sound and considered the standard factors and determinations used in the wind power industry to evaluate wind energy assets. The Company did not seek or obtain any independent appraisal of the Boreal assets.

General Description of Boreal Assets — Boreal wind energy assets included all ownership and development rights and interests of Boreal in and to its pipeline of wind farm projects in North America, any wind energy equipment owned by Boreal, turbine and transmission assets and purchase and option rights thereto, all contract rights of Boreal related to its pipeline of projects including interconnection and power off-take rights and governmental permits, wind power land leases and easements and  related options held by Boreal,  all intellectual and other intangible property rights of Boreal related to wind farm development, and the asset exchange rights related to Navitas stock.

Voting Trust — To ensure that the Company’s directors did not lose control of its business upon completing the Boreal transaction, Boreal entered into a voting trust provision whereby for a two-year period approximately 10,000,000 common shares of the Company issued in this transaction will be voted for any stockholder proposal only with the consent of a current director of the Company.

Reasons for Purchasing Boreal Assets — In reaching a determination to purchase the Boreal assets, the Board of Directors of the Company considered a number of material factors, including the following:

* Boreal’s ongoing development assets provide the Company with immediate access to specific permitted projects already into their development stages.

* Boreal’s substantial proprietary pipeline of wind farm projects in various design and early development stages provides the Company with many potential future development wind farm projects in leading North American wind regimes.

* The Company believes it will be able to attract and access substantial future capital funding from debt and/or equity financing due to the Boreal transaction.

* Development over the coming years of Boreal pipeline wind power projects will enable the Company to become a growing and recognized participant in the rapidly growing wind energy industry, thus improving the visibility and status of the Company as a publicly traded entity.

Wind Power Opportunity and Industry in the USA

Electric generating capacity of the USA wind power industry has increased significantly over the past few years.  In 2006 alone, generating electricity from wind turbines increased almost 30%, and in 2007 there was a substantially larger increase of over 45% in new wind farm developments. The Company believes that these impressive growth levels of wind farm installations will continue for many future years.  There is currently at least 17,000 megawatts of installed wind power capacity in the USA, yet the percentage of electricity provided by wind power in the country is still only approximately 1% of total electricity demands.

The American Wind Energy Association (AWEA) has projected that the cumulative installed wind power capacity in the USA will exceed 25,000 megawatts by 2010.  One megawatt of wind power capacity produces enough electricity during a typical year to satisfy the electricity needs of 250-300 residences.

The USA has enormous wind power resources, far exceeding the more established European wind regimes. In particular, the huge and sparsely populated flat and consistently windy plains regions in upper Midwest and Great Plains states provide virtually unlimited wind power resources.  Accordingly, the Company has focused its strategic business plan toward wind farm acquisition and development in these regions.  The Company believes these regions provide the most accessible wind regimes for its operations, particularly since they are located relatively near the Company’s base of operations in the Minneapolis/St. Paul metropolitan area.

Factors contributing to and driving the rapid growth of wind farm development in the USA include:

* The huge wind power potential in the USA has been only slightly exploited, especially in our targeted Great Plains region.  Despite strong recent growth of wind farm development in the country, actual penetration of ample USA wind power potential is very small, notwithstanding the vast areas of excellent and untapped wind regimes.

* We expect the federal Production Tax Credit (PTC) to be renewed, which will provide significant credits for wind generated electricity for 10-year periods.

* A large and growing demand from utility companies requires them to obtain substantial power from renewable energy sources in order to satisfy their mandated requirements to add renewable alternative electricity production (Renewable Portfolio Standards), which wind energy is uniquely able to satisfy.

* Since the air driving wind turbines is virtually a free fuel source, wind power provides utilities with a natural hedge against the variable and volatile nature of fossil fuel costs.

* Wind power constitutes an important element of our national policy to improve domestic energy independence by reducing the amount of imported fossil fuels used by our nation.

* Strong and growing public pressures are now being exerted on legislative and executive politicians to promote and develop “green” alternative renewable energy sources to combat global warming and other adverse environmental effects caused by burning fossil fuels to generate electricity.

Wind Energy Assets Acquired in 2007

Prior to entering into the Boreal asset purchase, the Company had acquired a substantial core holding of wind energy interests, consisting of the developer’s stakes in various wind farms located primarily on Buffalo Ridge in southwestern Minnesota.  The geologic formation of Buffalo Ridge is well-known in the wind power industry for consistently high wind speeds, and accordingly is an excellent location for generation of electricity by wind power. The Company believes these Buffalo Ridge wind farm interests provide it with key opportunities for future development and profitability.

These Buffalo Ridge wind energy assets were acquired by the Company from Northern Alternative Energy Inc., which developed them and retained a developer’s stake upon their completion.  These acquisitions from Northern Alternative Energy Inc. comprised two transactions, the first being the developer’s stakes in two adjoining wind farms known as Shaokatan Hills and Lakota Ridge, and the second being Northern Alternative Energy, Inc’s developer’s stakes in 16 small wind farms collectively known as CHI Energy wind farms.  All Buffalo Ridge wind farm interests owned by the Company are located in Lincoln County, Minnesota, which adjoins South Dakota to the west.

Shaokatan Hills and Lakota Ridge are LLCs and contain a total of 33 modern utility-scale wind turbines.  Shaokatan Hills has l8 Vestas 660kw turbines on 1,000 acres having a total rated capacity of 11.88 megawatts, and Lakota Ridge has 15 Micon 750kw turbines on 640 acres having a total rated capacity of 11.25 megawatts.  During the past several years, these combined 33 turbines have generated electricity at an average annual rate in excess of 68,000,000 kilowatt hours (Kwh).  Lakota Ridge is north of and adjoins Shaokatan Hills.  The Company paid $2.3 Million in cash to purchase Northern Alternative Energy Shaokatan, LLC which owns the developer’s stakes in Shaokatan Hills and Lakota Ridge.

The CHI Energy wind farm interests comprise the developer’s stakes in 16 small separate wind farms which are individual LLCs, managed and maintained collectively, and they contain a total of 46 Vestas 660kw turbines on various agricultural properties having a total rated capacity of 30.36 megawatts.  Over the past several years, these 16 CHI Energy wind farms collectively have generated electricity at an average annual rate of approximately 93,000,000 kilowatt hours (Kwh).  CHI Energy wind farms on Buffalo Ridge are located both in the north end of Lincoln County near Shaokatan Hills/Lakota Ridge and in the south end of Lincoln County near Lake Benton.  The Company paid $200,000 in cash and 4,000,000 shares of its common stock to purchase the CHI Energy developer’s stakes.

Our ownership interests of the developer’s stakes in these Buffalo Ridge wind farms currently represents only a tiny interest with negligible revenues until 2010, after which the Company’s ownership interest will convert into interests from 30% to 80% depending on the specific wind farms.  After the developer’s stakes in these Buffalo Ridge wind farms convert into these substantial ownership interests, they will provide the Company with net cash flow for many years.

Besides its Buffalo Ridge wind farm interests, in 2007 the Company also acquired an equity interest in Averill Wind LLC, which is a 10 megawatt Minnesota wind farm being developed near Fargo, North Dakota.  Like Buffalo Ridge, the Averill site is located in a particularly favorable region for wind power resources.

Wind Energy Assets Recently Exchanged For Navitas Stock

The Company accepted the following assets from Boreal Energy Inc. in lieu of the Navitas equity interest which was owned by Boreal Energy at the time of our asset purchase from Boreal Energy in early 2008.  In exchange, the Company released to Boreal from escrow 10,000,000 shares of its common stock as full consideration for these assets.

The Navitas stock exchange assets obtained from Boreal are as follows:

i) Two 850kw rated Gamesa G-52 turbines (Serial Nos. 4518 and 4519) and two 2mw (2,000 kw) rated Gamesa G-80 turbines (Serial Nos. 4884 and 4885), and related wind energy generating and transmission facilities, which are located on wind farm projects in Minnesota and Iowa.

ii) The Midwest Center for Wind Energy facility along with the 160 acres of land on where it is situated, which is located in Lincoln County, Minnesota.

iii) The Viking Wind Energy Project in Martin County, Minnesota, which when and if developed will have a name-plate rating of up to 100 megawatts, including meteorological equipment and permits related to wind studies, all wind data and capacity forecasts conducted on the property by Navitas, and all interconnection documents and agreements related to the project.

Grand Sierra Resort Corp.

In July 2006 the Company formed a Minnesota corporate subsidiary, Grand Realty Group Inc., for the purpose of obtaining and holding a stock purchase warrant to purchase up to 5,000,000 common shares of Grand Sierra Resort Corp. (“Grand Sierra”).  Grand Sierra purchased the Reno Hilton Hotel/Casino complex in Reno, Nevada in June 2006 from Harrah’s Entertainment Inc. and promptly changed its name to Grand Sierra Resort & Casino.  This Grand Sierra complex includes a large casino gaming area, many hotel rooms, condominium units, retail stores and restaurants and other entertainment facilities. Future plans of Grand Sierra include a large indoor hotel water park.

The exercise price of the stock purchase warrant from Grand Sierra was $.40 per share, and the Company exercised and purchased a total of 1,037,500 shares of Grand Sierra common stock for $415,000 representing approximately a 1% ownership of Grand Sierra.  Grand Sierra is a private company incorporated in Nevada, and the Company continues to hold its common stock interest in Grand Sierra.

Item 1A.  Risk Factors

Not required of smaller reporting companies.

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.  Description of Property

The wind farm interests and related assets have been described in detail in the foregoing Item 1 of this Annual Report on Form 10-K.

The real estate acquired by the Company via the Navitas asset exchange consists of the Midwest Center for Wind Energy facility which is located on 160 acres in Lincoln County, Minnesota, the facility is a modern building of 11,200 square feet containing 8 lodging rooms, 4 offices, a large meeting room, a conference room and a maintenance shop area, legally described as follows:

The Northwest Quarter of Section 29, Township 111, Range 46,
Lincoln County, Minnesota

The Company leases office and administrative spaces for its operations in Vadnais Heights, Minnesota, a suburb of St. Paul, on a month-to-month basis for $5,000 per month.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal year  ended June 30, 2008.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The registrant's common stock trades on the Over the Counter ("OTC") Bulletin Board under the symbol WNEA.OB, which bulletin board is administered by NASDAQ.

The following table sets forth, for the periods indicated, the quarterly high and low closing prices for the registrant's common stock quoted on the OTC Bulletin Board, which quotes represent prices between dealers and do not include adjustments for retail mark-up, mark-down or commission and may not represent actual transactions.

	Year Ended June 30, 2008		Year Ended June 30, 2007
	High	Low	High	Low
Quarter ended September 30th	$2.53	$1.15	$1.35	$0.45
Quarter ended December 31st	2.00	1.15	0.75	0.37
Quarter ended March 31st	1.70	0.92	0.65	0.32
Quarter ended June 30th	1.45	1.01	2.50	0.59

As of September 15, 2008, the registrant had approximately 378 stockholders of record.  The registrant did not declare or pay any cash dividends on its common stock during the last two fiscal years ended June 30, 2008 and 2007, and does not expect to pay any cash dividends for the foreseeable future.  The foregoing number of record stockholders does not include beneficial owners whose shares were held of record by nominees or broker-dealers, and accordingly the number of record stockholders does not bear any relationship to the number of beneficial owners of the registrant's common stock.

There were no issuer repurchases by the registrant during the fiscal year ended June 30, 2008.

Item 6.  Selected Financial Data

Not required of smaller reporting companies.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and related footnotes included in this Form 10-K.  Our financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933.  Forward-looking statements typically contain words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," or similar other words.  Statements expressing expectations regarding our future business and prospects or projections we make relating to our properties, revenues and earnings are typical of such forward-looking statements.

All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict future results and activities.  Our actual results may differ materially from those projected, stated or implied in our forward-looking statements as a result of many factors including, but not limited to, our overall industry environment, our ability to raise sufficient capital for planned wind energy asset purchases and project development, effectiveness of our acquisition and development activities, efficient operation of our wind energy assets, prevailing energy prices, government regulatory matters, competitive pressures, general economic conditions and our financial condition.

Our forward-looking statements relate only as of the date made by us.  We undertake no obligation to update or revise any such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider all disclosures we make in this and other reports.

Comparison of Results of Operations for Fiscal Years Ended June 30, 2008 and 2007

Revenues and Gross Margin – There were no revenues in either of these fiscal years ended June 30, 2008 and 2007.

Selling, General and Administrative Expenses – These expenses include administrative, management, and professional services and fees, which expenses in total for continuing operations increased from $277,321 for fiscal year 2007 to $554,570 for fiscal year 2008.  These increased selling, general and administrative expenses in fiscal year 2008 were primarily due to increased expenses connected with the various wind energy asset acquisitions undertaken and completed by registrant in fiscal year 2008.  There is no meaningful purpose to compare such expenses for any discontinued operations related to these two fiscal years.

Net Loss From Continuing Operations – Net loss from continuing operations was $1,638,272 for fiscal year 2007 compared to $937,499 in fiscal year 2008, which decrease was due mainly to substantially larger warrant expense in fiscal year 2007.  Such non-cash stock warrant expenses were $382,929 in fiscal year 2008 and $1,300,951 in fiscal year 2007. There were no discontinued operations in fiscal year 2008.

Common Stock Issued for Compensation – Registrant issued common stock for compensation in the amount of $204,000 in fiscal year 2007 and in the amount of $126,500 in fiscal year 2008.

Certain Cash Flow Comparisons – Investing activities related to continuing operations included $2,000,000 in fiscal year 2007 and $875,375 in fiscal year 2008 for the purchase of wind energy assets.

Cash flows from financing activities included sales of common stock in fiscal year 2007 in the amount of $2,117,854 and in fiscal year 2008 of $1,137,942.

Overview and Plan of Operations

The registrant was founded and incorporated in Minnesota in 1980 to engage in manufacturing and marketing cathode ray tube (CRT) displays and digital signs.  Due to continuing losses in that business for a number of years, the registrant discontinued its CRT business in 2005.  The registrant then in 2006 began developing and marketing non-prescription healthcare products under the PuraMed brand, which business was conducted through a wholly-owned subsidiary Minnesota corporation, PuraMed Bioscience Inc.  In April 2007, the registrant completed a spin-off of its PuraMed Bioscience Inc. subsidiary to all its stockholders on a pro rata dividend basis, and since the spin-off, the registrant and PuraMed BioScience Inc. have operated completely independent from each other.

    In early 2007, the registrant entered the wind power industry as its sole business and incident thereto changed its corporate name from Dotronix, Inc. to Wind Energy America Inc.  In February 2007, the registrant completed its first transaction in the wind energy business which consisted of its purchase of a $200,000 equity interest in Averill Wind, LLC, a 10 megawatt wind farm being developed near Fargo-Moorhead.

During the second half of 2007, the registrant acquired substantial interests in various wind farms primarily located on Buffalo Ridge in southwestern Minnesota in Lincoln County.  Buffalo Ridge is a well-known geologic formation which cuts across much of Lincoln County and provides a leading wind regime for generation of electricity from utility-scale modern wind turbines.  Acquisition by the registrant of the developer’s stake in these premium Buffalo Ridge wind farms has accomplished a major step toward the strategic goal of the registrant to create a substantial and diversified portfolio of wind power assets.

The wind assets owned by the registrant have been previously described in detail in Item 1 of this Annual Report on Form 10-K.

The strategic goal of registrant over the coming years is to acquire and/or develop a broad portfolio of wind power assets located principally in certain Midwestern and upper Great Plains regions of the USA.  These regions are particularly suitable for generation of renewable alternative energy from utility-scale wind turbines, since these regions feature flat prairies having high and consistent wind speeds.  Moreover, there is no NIMBY (not-in-my-back-yard) factor to contend with in these targeted regions such as is frequently encountered in more populous areas of the country.

Purchase of Boreal Energy Assets

In February 2008 the registrant completed a strategic acquisition of wind power assets and projects from Boreal Energy Inc. (Boreal), a Minnesota corporation based in suburban St. Paul, Minnesota.  This acquisition has provided registrant with a large base of wind power assets and projects including a “pipeline” of design and development wind power projects consisting of approximately 1,200 megawatts (MW).  The terms of this acquisition and description of the wind power assets purchased from Boreal are described in detail in Item 1 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

In order to develop the wind power assets recently acquired from Boreal Energy, the registrant will need to obtain substantial funding through debt or equity sources, or both.  There is no assurance, however, that the registrant can obtain its needed development and working capital funding through sale of its securities or any available debt sources.  If the registrant cannot raise substantial funding as planned, it will be unable to implement its business plan effectively.  Management believes the registrant currently has enough working capital to support its management and administrative expenses until December 2008.

Critical Accounting Policies

The preparation of financial statements requires the registrant to make estimates and judgments affecting its reported amounts of assets, liabilities, revenues and expenses, and related disclosures.  On an ongoing basis, management of the registrant will evaluate these estimates and judgments, which are based on historical experience, observance of industry trends, information from industry and governmental sources, and certain assumptions believed to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.

Following are certain accounting policies affecting the registrant’s more significant judgments and estimates used in the preparation of its financial statements:

Stock-Based Compensation – The registrant expenses stock-based compensation issued to its management or others for goods and services provided to the registrant.  The fair value of any securities of the registrant issued for goods or services is expensed over the period in which the related goods or services are received.  Equity instruments issued by the registrant for goods and services have been for common shares or common stock purchase warrants, which are fully vested, non-forfeitable, and either fully paid or exercisable at the date of grant.  Regarding any option or warrant grants, the registrant determines their fair values using the Black-Scholes model of valuation.

Impairment – After the end of each fiscal year, the registrant conducts a thorough impairment evaluation of its material assets.  If the result of any such impairment analysis indicates that recorded values for any assets have declined a material amount, the registrant will adjust its recorded valuations on a discounted cash flow basis to reflect any such decline in value in its financial statements.

Off-Balance Sheet Arrangements

The registrant has no off-balance sheet arrangements.

Item 8.  Financial Statements and Supplementary Data

Financial statements and related footnotes are attached following the signature page beginning with page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A (T).  Controls and Procedures

As of the end of the period covered by this report, the registrant conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the registrant's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Management of the registrant is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The registrant's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of inherent limitations, a system of internal control over financial reporting may not detect or prevent misstatements, no matter how well conceived and operated.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the registrant's internal control over financial reporting as of June 30, 2008.  In making this assessment, management considered criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) which include the five components of control environment, risk assessment, control activities, information/communication, and monitoring.  Based on this assessment, management believes that registrant has maintained effective internal control over financial reporting as of June 30, 2008.

This report on Form 10-K does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by registrant's registered public accounting firm pursuant to temporary rules of the SEC that permits the registrant to provide only management's report in this annual report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The directors of the registrant serve until their successors are elected and shall qualify.  Executive officers are elected by the Board of Directors and serve at the discretion of the directors.  There are no family relationships among the directors and executive officers of the registrant.

Executive officers and directors of the registrant are as follows:

Name	Age	Position
Robert A. Williams	71	Chairman of Board and Director
Robert O. Knutson	71	Managing Director and Secretary
Steven A. McMichael	54	Director

Robert A. Williams has been a director of the Company since April 2007.  Mr. Williams is the founder and a principal owner of Bobby and Steve's Auto World, which owns and operates eight gas/service stations with full service garages and towing services in the Minneapolis/St. Paul metropolitan region.  Mr. Williams also is a member of the City Council of Columbia Heights, Minnesota.

Robert O. Knutson has been a principal officer and/or director of the registrant since April 2007, being a director from then until the present date, and having been CEO/CFO of the registrant from April 2007 until February 2008.  Mr. Knutson has practiced general and corporate law in the metropolitan Minneapolis area since 1971 and prior thereto he was an associate attorney with the downtown Minneapolis law firm of Dorsey & Whitney.  Mr. Knutson also is a director of Viper Powersports, Inc., a manufacturer of motorcycles.

Steven A. McMichael, who was appointed a director in August 2008, has been retired for at least the past ten years.  His past professional and business experience includes being a Certified Public Accountant (CPA) both with Arthur Anderson & Co. and in his own practice in suburban Minneapolis.  He has extensive experience in negotiating and closing diverse asset acquisition and business combination transactions.

Audit Committee

The registrant does not have a separately designated audit committee, but rather the entire Board of Directors serves as its audit committee.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own  more than 10% of the registrant's common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.  Based on copies of Section 16(a) forms and representations from these persons, the registrant believes that such persons have complied with such filing requirements during the fiscal year ended June 30, 2008; except that Darrel Kluge (a former CEO) did not file a Form 3, Frederick Fish (a former director) and Robert Williams (Chairman of the Board) filed a late Form 3, and Robert O. Knutson (Managing Director and former CEO/CFO) filed two late Form 4s.  Boreal Energy Inc. also has not filed a Form 3.

Code of Ethics

The registrant has adopted a Code of Ethics and Business Conduct (the "Code") which applies to the business conduct of the principal executive officer, principal financial officer, principal accounting officer and controller.  This Code is available to any stockholder of registrant who sends a written request for a paper copy to:

Attn:  Robert O. Knutson
Wind Energy America Inc.
12100 Singletree Lane, Suite 100
Eden Prairie, MN 55344

If the registrant makes any substantive amendments to the Code or grants any waiver therefrom, including any implicit waiver from a provision of the Code for any directors or executive officers, the nature of such waiver or amendment will be disclosed by registrant in a Current Report on Form 8-K.

Item 11.  Executive Compensation

Summary of Cash and Other Compensation

The following table sets forth the cash and non-cash compensation for the last two fiscal years awarded to or earned by the Chief Executive Officer (CEO) of the registrant.  No officer of the registrant received annual compensation exceeding $100,000 for either of the past two fiscal years ended June 30.

Name and Position	Fiscal Year	Salary	Bonus	Stock Award		Options	Other Compensation
Robert O. Knutson, CEO/CFO*	2008	$32,000	$0	120,000	(1)	0	$16,000	(1)
	2007	12,000	0	120,000	(2)	0	0
Darrel Kluge, CEO*	2008	16,000	0	0		0	0
	2007	0	0	0		0	0
Russell W. Mitchell, CEO/CFO*	2008	0	0	0		0	0
	2007	72,000	0	0		0	0
_____________________________
*Mr. Knutson served as CEO from April 2007 to March 2008; Mr. Kluge served as CEO from March 2008 to September 2008; and Mr. Mitchell served as CEO from April 2006 to April 2007.  The foregoing covers the two year fiscal period of registrant.
(1)
In February 2008 Mr. Knutson was awarded severance payments of $4,000 and 20,000 restricted common shares of registrant monthly, but he has performed considerable legal services for registrant without charge during fiscal year 2008 subsequent to his resignation as CEO/CFO of the registrant.  This award is for one year.

(2)	In 2007 Mr. Knutson received 120,000 restricted common shares of registrant in consideration for his agreement to serve as CEO/CFO for the registrant.

Option Grants during Fiscal Year 2008

There were no grants of stock options to any persons named in the foregoing summary compensation table during fiscal year 2008 ended June 30, 2008, nor were there any SAR grants to these persons.

Outstanding Options or Option Exercises during Fiscal Year 2008

None of the persons in the foregoing summary compensation table holds or owns any outstanding stock option or SAR grant for common stock of the registrant.  Moreover, nor did any of these persons exercise any stock options or SAR grants during the fiscal year ended June 30, 2008.

Compensation of Directors

For their services as a director of registrant during fiscal year 2008 ended June 30, 2008, each of the following three persons received a five-year warrant to purchase up to 100,000 common shares of the registrant exercisable at $.75 per share:  Robert Williams (a current director), Robert Knutson (a current director), and Frederick Fish (a former director).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 15, 2008, certain information with respect to beneficial ownership of common stock of the registrant by executive officers and directors of the registrant, by each person known by the registrant to own beneficially more than 5% of the outstanding common stock of the registrant, and by all officers and directors of the registrant as a group.  Each person named in this table has sole voting and investment power with respect to all shares of common stock of registrant beneficially owned by such person.  Unless otherwise indicated, the address of each listing stockholder is 12100 Singletree Lane, Suite 100, Eden Prairie, MN 55344.

Beneficial ownership of the persons set forth in this table is determined in accordance with the rules of the Securities and Exchange Commission, which provides that shares under options or warrants currently exercisable or exercisable in 60 days are considered outstanding.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Shares Outstanding
Robert A. Williams (1)	943,933	1.9%
Robert O. Knutson (2)	415,000	0.8%
Steven A. McMichael (3)	447,167	0.9%

Boreal Energy Inc. 1058 Centreville Circle Vadnais Heights, MN 55127	28,500,000	57.0%
All directors and executive officers as a group (4 persons)	1,806,000	3.6%

_______________________________________________
(1)	Includes 100,000 shares underlying stock purchase warrants and 248,233 shares in the record name of Robert A. Williams Trust.
(2)	Includes 100,000 shares underlying stock purchase warrants.
(3)	Includes 100,000 shares owned of record by his wife and 285,000 shares owned indirectly through his 1% ownership of Boreal Energy, Inc.
Equity Compensation Plan Information

In June 2007 the registrant terminated all existing equity compensation plans including a 1999 Employee Plan and a 1991 Non-Employee Director Plan.  The registrant currently does not have any equity compensation plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Following are certain material transactions between the registrant and related parties.

Boreal Energy Inc., a Minnesota corporation, acquired 28,500,000 shares of common stock of the registrant incident to a purchase of its wind energy assets by the registrant in early 2008.  A detailed description of this asset acquisition is contained in Item 1 of this annual report.  One of the terms of this asset purchase agreement between registrant and Boreal Energy Inc. provided that Boreal Energy Inc. has the right to appoint one member to the Board of Directors of registrant.  Steven A. McMichael currently is serving on the Board of Directors of registrant on behalf of Boreal Energy Inc.

Another term of the asset purchase agreement between registrant and Boreal Energy Inc. provided that a director of registrant is entitled to vote one-half of the common shares received by Boreal Energy Inc. for a period of two years.  Accordingly, regarding any future stockholder voting of the common stock of the registrant during such two year period, the registrant believes that its directors have effective voting control over this large block of common stock.

Incident to the resignation of Darrel Kluge as the CEO of registrant in August, 2008, the registrant granted him 60,000 shares of its common stock and $10,000 monthly in cash for a period of ten months.

Director Independence – The registrant is not a listed issuer and thus not subject to any director independence requirements of any exchange or inter-dealer quotation system.  The registrant believes, however, that Robert A. Williams and Steven A. McMichael, who currently comprise a majority of the directors of registrant, are both independent directors.  Robert O. Knutson, the third member of the current Board of Directors of registrant, would not be considered independent since he served as our CEO/CFO for much of the past fiscal year.

Item 14.  Principal Accounting Fees and Services

Child, Van Wagoner & Bradshaw, PLLC has acted as the registrant's independent accounting firm for the fiscal years ended June 30, 2008 and 2007, including performing the audit of the registrant for these two fiscal years and the reviews of registrant's quarterly financial statements for this two year period.  The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for these auditing and review services are as follows:

	Fiscal 2008	Fiscal 2007
Audit and review fees	$14,318	$15,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0

The registrant's Board of Directors, acting as its audit committee, reviews and approves all audit and permissible non-audit services performed by its independent accounting firm.  Incident to its review of non-audit fees and its appointment of Child, Van Wagoner & Bradshaw, PLLC as the registrant's independent accounting firm, the Board of Directors of registrant considered whether the provision of such services is compatible with maintaining independence.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statements of registrant required to be included in this annual report are included herein in a separate financial statement section at the end of this Annual Report on Form 10-K beginning at page F-1

Following is an Exhibit Index for the exhibits either filed with or incorporated by reference to this Annual Report on Form 10-K.

Exhibit Index

3.1	Articles of Incorporation (incorporated by reference to registrant's Annual Report on Form 10-KSB for year ended June 30, 1988.

3.2	Bylaws of registrant amended through January 12, 2004 (incorporated by reference to registrant's Annual Report on Form 10-KSB for year ended June 30, 2004).
3.3	Amendment to Articles of Incorporation as of March 31, 2007 (incorporated by reference to registrant's Current Report on form 8-K of April 5, 2007).
4.1	Specimen certificate representing registrant's Common Stock (incorporated by reference to Exhibit 3(a) of Amendment No. 2 to registrant's Form S-18 Registration Statement, File No. 2-71333C).
10.32
Settlement Agreement and Mutual Release between registrant and Terry L. Myhre dated September 9, 2005 (incorporated by reference to registrant's Annual Report on Form 10-KSB for year ended June 30, 2005).

10.33	Securities Purchase Agreement between registrant and Terry L. Myhre dated September 9, 2005 (incorporated by reference to registrant's Annual Report on Form 10-KSB for year ended June 30, 2005).
10.34
Settlement Agreement and Mutual Release between registrant and Estate of William S. Sadler dated September 9, 2005 (incorporated by reference to registrant's Annual Report on Form 10-KSB for year ended June 30, 2005).

10.35
Conveyance of Assets Agreement in Lieu of Foreclosure between registrant and Dotronix Technology Inc. dated September 12, 2005 (incorporated by reference to registrant's Annual Report on Form 10-KSB for year ended June 30, 2005).

10.36
General Assignment and Bill of Sale from registrant to Dotronix Technology Inc. dated September 12, 2005 (incorporated by reference to registrant's Annual Report on Form 10-KSB for year ended June 30, 2005

10.37	Warrant for Purchase of Grand Sierra Common Stock (incorporated by reference to registrant's Exhibit 10.1 to its Current Report on Form 8-K filed May 15, 2006).
10.38	Asset Purchase Agreement between Dotronix, Inc. and Accelerated Drug Delivery, LLC (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed April 11, 2006).
10.39	Condominium Marketing Agreement between registrant and Grand Sierra Resort Corp. (incorporated by reference to registrant's Annual Report on Form 10-KSB for year ended June 30, 2007).
10.40
Distribution Agreement for Spin-Off of former subsidiary of registrant, PuraMed BioScience Inc., a Minnesota corporation (incorporated by reference to the exhibit to registrant's Current Report on Form 8-K filed March 20, 2007).

10.41	Purchase Agreement between registrant and Northern Alternative Energy Shaokatan LLC dated June 14, 2007 (incorporated by reference to registrant’s Current Report on Form 8-K filed June 20, 2007)
10.42	Asset Purchase Agreement between registrant and Boreal Energy, Inc. dated December 12, 2007 (incorporated by reference to registrant’s Current Report on Form 8-K filed December 18, 2007)
31.1	Certification of Principal Executive Officer
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND ENERGY AMERICA INC.
Date: November 3, 2008	By	/s/ Robert O. Knutson
Robert O. Knutson, Managing Director

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 3, 2008	Signature
	By	/s/ Robert O. Knutson
Robert O. Knutson, Director (principal executive officer)

	By	/s/ Robert A. Williams
Date: November 3, 2008		Robert A. Williams, Director

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Wind Energy America Inc.
12100 Singletree Lane, Suite 100
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of Wind Energy America, Inc. and its related companies (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wind Energy America, Inc. and its related companies as of June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
October 31, 2008

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1377
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 King’s Road
North Point, Hong Kong

www.cpaone.net

Wind Energy America, Inc.
Consolidated Balance Sheets
As of June 30, 2008 and 2007

ASSETS	2008	2007

Current assets:
Cash	$97,459	$114,595
Accounts & note receivable – non-interest bearing	27,867	30,000
Total current assets	125,326	144,595

Investments :
Investments in wind energy power projects	14,359,880	2,000,000
Investment in Grand Sierra Resort Corp.	415,000	415,000
Total investments	14,774,880	2,415,000

Total Assets	$14,900,206	$2,559,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and related party payable	$11,146	$172
Accrued liabilities	31,108	0
Note payable	10,000	0
Convertible notes	94,152	0
Total current liabilities	146,406	172

Total Liabilities	146,406	172

Stockholders' equity:
Preferred stock: no par value, authorized 10,000,00 shares, none issued	0	0
Common stock: $.05 par value, authorized 50,000,000 shares 49,854,862 and 15,764,843 shares issued and outstanding as of June 30, 2008 and 2007, respectively	2,492,743	788,242
Additional paid -in capital	28,399,763	16,972,388
Accumulated deficit	(16,138,706)	(15,201,207)
Total Stockholders' Equity	14,753,800	2,559,423

Total Liabilities and Stockholders' Equity	$14,900,206	$2,559,595

See accompanying notes to the consolidated financial statements.

Wind Energy America, Inc.
Consolidated Statements of Operations
For the Years Ended June 30, 2008 and 2007

	2008	2007
Revenue:
Total Revenue	$0	$0

Expenses:
General & administrative	305,042	234,971
Professional fees	249,528	42,350
Wind energy note write-off	0	60,000
Warrant expense	382,929	1,300,951
Total Expenses	937,499	1,638,272

Net loss from continuing operations before income tax benefit	937,499	1,638,272

Income tax benefit	0	0
Net loss from continuing operations	(937,499)	(1,638,272)

Loss from discontinued operations -no income tax benefit	0	(428,700)
Net Loss	$(937,499)	$(2,066,972)

Per Share Data:
Weighted Average Shares Outstanding	33,322,696	10,925,669

Net Loss per Common Share :
Continuing operations	$(0.03)	$(0.15)
Discontinued operations	$0.00	$(0.04)
Total net loss per share	$(0.03)	$(0.19)

See accompanying notes to the consolidated financial statements.

Wind Energy America, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended June 30, 2008 and 2007

	Common Stock		Paid - In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2006	9,170,777	$458,539	$13,370,638	$(13,134,235)	$694,942

Common stock issued for cash at $.35 per share, net of commissions of $5,600	160,000	8,000	42,400	0	50,400
Common stock issued for cash at $.30 per share, net of commissions of $8,115	1,337,500	66,875	326,260	0	393,135
Common stock for services at $.30 per share	680,000	34,000	170,000	0	204,000
Conversion of subordinated debentures at $.30 per share net of commissions of $61,755	2,058,500	102,925	452,870	0	555,795
Common stock options exercised at $.40, $.23, and $.21 per share	115,000	5,750	24,150	0	29,900
Common stock issued for cash at $.50 per share	400,000	20,000	180,000	0	200,000
Common stock issued for cash at $.75 per share net of commissions of $75,380	1,493,066	74,653	969,766	0	1,044,419
Common stock issued for cash at $1.00 per share	150,000	7,500	142,500	0	150,000
Common stock issued for cash at $1.25 per share	200,000	10,000	240,000	0	250,000
Spinout of PuraMed BioScience – assets net of liabilities	0	0	(247,147)	0	(247,147)
Warrants issued for services and conversion of debt	0	0	1,300,951	0	1,300,951
Net loss for year ended June 30, 2007	0	0	0	(2,066,972)	(2,066,972)

Balance at June 30, 2007	15,764,843	788,242	16,972,388	(15,201,207)	2,559,423

Common stock issued for cash at $1.25 per share net of commissions of $31,500	324,000	16,200	357,300	0	373,500
Common stock issued for cash at $.30 per share conversion of warrant	100,000	5,000	25,000	0	30,000
Common stock issued for cash at $.75 per share net of commissions of $20,073	735,987	36,799	495,118	0	531,917
Common stock issued for compensation , at $.67 per share	75,000	3,750	46,250		50,000
Common stock issued for investment in CHI Energy Wind Farms valued at $.60 per share	4,000,000	200,000	2,200,000	0	2,400,000
Common stock issued for compensation at $.90 per share	85,000	4,250	72,250	0	76,500
Common stock issued in Boreal transaction	28,500,000	1,425,000	7,659,505	0	9,084,505
Common stock issued for cash at $.75 per share	270,032	13,502	189,023	0	202,525
Warrants issued as compensation	0	0	382,929	0	382,929
Net loss for the year ended June 30, 2008	0	0	0	(937,499)	(937,499)

Balance at June 30, 2008	49,854,862	$2,492,743	$28,399,763	$(16,138,706)	$14,753,800

See accompanying notes to the consolidated financial statements.

Wind Energy America, Inc.
Consolidated Statement of Cash Flows
For the Years Ended June 30, 2008 and 2007

	2008	2007
Cash Flows used by Operating Activities:
Net Loss from operations	$(937,499)		$(2,066,972)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	126,500		204,000
Warrant expense	382,929		1,300,951
Changes in Operating Assets and Liabilities:
Decrease (Increase) in notes receivable	2,133		(30,000)
Increase (decrease) in accounts payable	42,082		(55,730)
Net Cash used in Operations	(383,855)		(647,751)

Cash Flows used by Investing Activities:
Investment acquisitions	(875,375)		(2,000,000)
Net Cash used by Investing activities	(875,375)		(2,000,000)

Cash Flows provided by Financing Activities:
Common stock issued for cash, net of expense	1,137,942		2,117,854
Convertible debt issued	104,152		555,795
Net Cash provided by Financing Activities	1,242,094		2,673,649

Net Increase (Decrease) in Cash and Cash Equivalents	(17,136)		25,898

Cash and Cash Equivalents at Beginning of Period	114,595		88,697

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$97,459		$114,595

Supplemental Non Cash Flow Information:
Cash Paid During the Year for:
Interest Expense	$3,560		$0
Income Taxes	$0		$0
Common stock- 2,058,500 shares issued for conversion of debt	$0		$555,795
Common stock- 4,000,000 shares issued for CHI Energy wind farms	$2,400,000	$
Common stock- 28,500,000 shares issued for Boreal Energy wind assets	$9,084,505		$0

See accompanying notes to the consolidated financial statements.

Wind Energy America, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended June 30, 2008 and 2007

A.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company History

Wind Energy America, Inc. (formerly Dotronix, Inc) ("the Company") was founded in 1980 as a Minnesota corporation. Since January, 2007 the Company has focused its efforts entirely on the development and acquisition of wind energy assets for electric power production. On February 29, 2008 the Company acquired the wind assets of Boreal Energy, Inc (Boreal) in a transaction that made Boreal a 58% owner of the Company at that time.

As Dotronix, Inc., the Company designed manufactured and marketed cathode ray tube ("CRT") displays. In 2005, the Company restructured by issuing stock to eliminate outstanding debt obligations, discontinued its CRT business and repositioned the Company for participation in a new business venture. In 2006 the Company acquired PuraMed products and created PuraMed BioScience, Inc. (“PuraMed”) as a subsidiary which was spun-off on April 12, 2007. PuraMed BioScience, Inc. has been reflected as a discontinued operation.

Accounting Policies and Critical Estimates

The consolidated financial statements include the Company and in 2007 its wholly-owned subsidiary, PuraMed BioScience, Inc., a Minnesota corporation. In 2007 PuraMed was spun off on a 1 to 5 basis to the stockholders of Wind Energy America, Inc. The Company’s ownership of PuraMed was terminated on April 12, 2007 resulting in PuraMed’s operations no longer being consolidated after this date.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s investments are stated at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards (“SFAS”” No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The carrying values of the Company's investments in Grand Sierra Resort Corp. are carried at cost.

The Company recently entered into an asset acquisition agreement with Boreal Energy (Boreal). The transaction was accounted for as a reverse merger because Boreal acquired majority control of the Company. Wind Energy’s subsidiary-only stand alone financial statements are presented herein. Boreal’s parent-only financial statements are presented below.  The transaction was valued at $9,084,505 using the identifiable market values of Boreal’s tangible assets. Push-down accounting was used to report the Company’s assets at values recorded by Boreal after the transaction.

Wind Energy America, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended June 30, 2008 and 2007

A.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The unaudited parent-only financial statements of Boreal Energy, Inc. as of June 30, 2008 are summarized as follows:

Assets:
Cash	$ 479
Wind energy affiliated partnership receivables	133,823
Fixed assets -net of depreciation of $ 16,922	31,353
Investment in Navitas Energy, Inc,	11,384,721

Total Assets	$ 11,550,376

Liabilities and Stockholders' Equity:
Accounts payable	$ 1,390,051
Accrued compensation	300,000
Advances by officers and stockholders	268,497
Advances by wind energy affiliates	127,026
Convertible note payable and accrued interest	1,127,129
Stockholders equity	8,337,673

Total liabilities and stockholders' equity	$ 11,550,376

Revenues	$ -
Expenses:
Professional fees - failed underwriting	1,456,526
General and administrative	149,857
Interest expense	109,651
Total expenses	1,716,034

Net loss	$ (1,716,034)

7

Wind Energy America, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended June 30, 2008 and 2007

A.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 will be effective for the Company’s fiscal year beginning July 1, 2008. The Company is currently reviewing the effect SFAS 157 will have on its financial statements; however, energy prices which dictate the costs of competing electrical projects will directly impact the fair market value of our Wind Energy Assets.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 will be effective for the Company’s fiscal year beginning July 1, 2008. The Company is currently reviewing the effect SFAS 159 will have on its financial statements; however, it is not expected that it will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51” (“SFAS 160”). Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the consolidated statement of operations. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non controlling interest retained in a deconsolidation. SFAS 160 will be effective for the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS 160. The Company controls several Limited Liability Company’s (LLC)’s through the acquisition of the general partner’s interest in these partnerships. Most of these partnerships limit the participation of the general partner in the earnings and management of the entity until the cash investors have been paid back their investments. Based upon current projections the Company will begin participating in the earnings of the partnerships in 2010. SFAS 160 may affect our accounting for these limited partnerships. These partnerships are currently reported at cost to the Company, whose acquisition price was largely determined via a discounted cash flow model of the value of the future earnings of these partnerships

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Wind Energy America, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended June 30, 2008 and 2007

A.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Options

The Company issued common stock warrants for compensation in both fiscal year end June 30, 2008 and 2007. The warrants have been expensed under the black-scholes option pricing model under the provision of Statements of Financial Accounting Standards (SFAS) No. 123R "Share-based Payment - an amendment of the Financial Accounting Standards Board Statement No. 123." The Company did not issue any stock options in the fiscal year end June 30, 2008 and 2007.

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

Loss per common share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is not shown, as the exercise of stock options and warrants using the treasury stock method are anti-dilutive to the computation of loss per share.

Reclassifications

Certain reclassifications were made to the 2007 consolidated financial statements to reflect the discontinuance of the operations of PuraMed BioScience, Inc., the electronics business, and the elimination of future condo sales in the Grand Sierra Resort.

B.  WIND ENERGY OPERATIONS

In early 2007, the Company purchased a $200,000 equity interest in Averill Wind, L.L.C. (Averill), a Minnesota Company.  Averill is a 10 megawatt (10,000 kilowatts) wind farm near Fargo/Moorhead, Minnesota, a region of the country that is favorable for electricity generation through wind power.  Averill will cost approximately $15 million to complete, and is scheduled for completion when a source of capital is arranged during 2009.

In May 2007, the Company, in connection with a Memorandum of Understanding, (“MOU”) with Boreal Energy, Inc., a Minnesota corporation, invested $50,000 in an Interconnection System Impact Study to connect 300 MW (megawatts) of wind generated electricity to Excel Energy’s ZULU substation in Lincoln County, Minnesota. The Company will supply 50% of the capital and be a 50% partner in the proposed 300 MW wind farm, located just east of the Zulu substation. This ZULU wind farm cannot be developed until a planned large power transmission line is completed from Minneapolis to Buffalo Ridge.

Wind Energy America, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended June 30, 2008 and 2007

B.  WIND ENERGY OPERATIONS (CONTINUED)

On August 30, 2007, the initial purchase of wind energy assets from Northern Alternative Energy, Inc., was completed by acquiring all of the interest in Northern Alternative Energy Shaokatan, LLC for $2.3 million in cash. The Company purchased all of the stock of Northern Alternative Shaokatan, LLC whose assets consist of the developer’s stake in two wind farms on Buffalo Ridge in Lincoln County MN.

Known as Shaokatan Hills and Lakota Ridge Wind Farms, they contain 33 modern wind turbines with a total rated power capacity of 23 megawatts (23,000 kilowatts). Ownership of the Company is only a minimal percentage until 2010, when the developer’s stake will convert into 80% ownership of these two wind farms. Over the past few years, these 33 turbines have generated electricity at an average annual rate of 68,300,000 kilowatt hours (kwh).

In December 2007, the Company completed acquiring the developer’s stake in CHI Energy Wind Farms, a group of 16 LLC’s which are separate small wind farms which are managed and maintained collectively and contain 46 modern wind turbines having a total rated power capacity of 30.36 megawatts. These CHI Energy assets we also acquired from Northern Alternative Energy Inc., for which the Company paid consideration of $200,000 in cash plus 4,000,000 shares of its unregistered common stock. Virtually all of these CHI Energy assets are located on Buffalo Ridge in Lincoln County, MN, and for the past several years they have collectively generated electricity at an average annual rate of 93,000,000 kilowatt hours (kwh). The Company will receive no material income from the CHI Energy wind farms until 2010, after which the Company’s ownership interest will convert to 30% initially and eventually to 49%.

On February 29, 2008 the Company completed its transaction with Boreal Energy Inc., a Minnesota corporation  Boreal is a wind farm developer based in suburban St. Paul, Minnesota, and Boreal assets purchased in this transaction included its interests and development rights in and to various wind farm projects in the Upper Midwest and Great Plains regions. This extensive pipeline of wind energy projects includes approximately 1,200 megawatts of rated turbine power capacity in various phases of design or development.  Boreal assets also included a 15% equity interest in Navitas Energy, Inc., a commercial wind power developer based in Minneapolis.  These Boreal assets were purchased by the Company in a tax free transaction in consideration for 28,500,000 shares of unregistered common stock of the Company.  There was no material relationship between Boreal and the Company or any of their respective officers, directors or affiliates prior to this transaction.

On September 18, 2008, the Company’s minority stock interest in Navitas Energy, Inc. was exchanged for various assets of Navitas Energy, Inc.  The original acquisition of stock in Navitas Energy, Inc. occurred as part of Boreal Energy, Inc. asset acquisition.  The Company had originally escrowed 10,000,000 of the 28,500,000 shares of its stock until the transfer of the assets was achieved in the September 18, 2008 exchange.

The Company acquired two new turbines and related electric generating equipment with a four megawatt capacity in Sibley County, Iowa valued at $4,752,000, two turbines  with 1.7 megawatts capacity and electric generating equipment in Lincoln County, Minnesota valued at  $2,019,600  Other assets transferred include 160 acres of land in Lincoln County, Minnesota valued at $320,000, a building with repair facilities and eight lodging rooms, a large meeting room, offices, and a conference room valued at $1,992,905 and a land lease for two turbines on the property for which the Company will receive $1,000 a month in rent from NAE Shaokatan Power Partners L.L.C., a partnership of which the Company is a general partner.  The remaining value was assigned to other wind assets.

Wind Energy America, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended June 30, 2008 and 2007

B.  WIND ENERGY OPERATIONS (continued)

The carrying values of the Wind Energy Assets are summarized as follows:

Asset Description	2008	2007
Developer’s Interest in LLC and Other Entities
Lakota Ridge LLC-Lincoln County, Minnesota	$ 1,134,963	$ 875,000
Shaokatan Hills LLC- Lincoln County, Minnesota	1,134,963	875,000
Chi Wind Farms LLC- Lincoln County, Minnesota	2,630,074	-
Averill Wind LLC-	251,175	200,000
Great Plains Wind LLC	24,200	-
Zulu Wind LLC- Lincoln County, Minnesota	100,000	50,000

Subtotal developer's interest in LLC and Other Entities	5,275,375	2,000,000
Wind Turbines to be Commissioned
Henry Hills 4 Megawatts- Silbey County, Iowa	4,752,000	-
Midwest Energy Center -1.7 Megawatts Lincoln County, Minnesota	2,019,600	-

Subtotal Wind Turbines to be Commissioned	6,771,600	-

Real Property
Building -Midwest Wind Energy Center - Lincoln County, Minnesota	1,992,905	-
Land- 160 acres- Lincoln County, Minnesota	320,000	-

Subtotal Real Property	2,312,905	-

Total Wind Energy Assets	$ 14,359,880	$ 2,000,000

C.  DISCONTINUED OPERATIONS

PuraMed BioScience, Inc.
In April 2006, the Company acquired three over-the-counter consumer healthcare products owned by Mr. Russell Mitchell and Mr. James Higgins. On May 9, 2006 the Company formed PuraMed BioScience, Inc. to hold these assets and conduct its operations as a wholly owned subsidiary of the Company. Mr. Mitchell and Mr. Higgins became the Company's Chief Executive Officer and Chief Financial Officer, and the Company's Chief Operations Officer, respectively until April 12, 2007, when the Company spun-off PuraMed BioScience, Inc. on the basis of 1 share PuraMed BioScience, Inc. per every 5 shares of Wind Energy America, Inc.  A total of 2,174,989 shares of PuraMed BioScience, Inc. were distributed to Wind Energy America, Inc. stockholders in October. 2007. The operations of PuraMed BioScience, Inc, have been consolidated through April 12, 2007 as discontinued operations.

Wind Energy America, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended June 30, 2008 and 2007

C.  DISCONTINUED OPERATIONS

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

Summarized Assets and Liabilities of Spin-Off of
PuraMed BioScience, Inc. as of April 12, 2007

			April 12,
Assets:			2007
	Cash		$ 107,953
	Prepaid expense		150
	Computer		785
	PuraMed BioScience products
	Net of amortization of $28,071		216,146
	Trademarks		2,971
		Total Assets	328,005

Liabilities:
	Accounts Payable		80,858
		Net Assets Spun-Off	247,147

Wind Energy America, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended June 30, 2008 and 2007

C.  DISCONTINUED OPERATIONS (ontinued)

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

D.  GRAND SIERRA RESORT CORP

The Company purchased 1,037,500 shares of common stock of Grand Sierra Resort Corp., for $415,000, resulting in an ownership interest of slightly less than 1%.  Grand Sierra is a private company incorporated in the State of Nevada.  The Company accounted for its investment using the cost method.

E. GOING CONCERN

At September 28, 2008, the Company had working capital of approximately $20,000 and has funded its investment and operations through the sale of unregistered common stock. If the Company cannot obtain substantial working capital through common stock sales or other sources, it would be forced to curtail its future planned business expansion. The Company is seeking joint venture partners to fund the remaining balance of its Wind Energy Projects.

F.  SALE OF UNREGISTERED SECURITIES

The Company sold 324,000 shares at $1.25 per share, resulting in net proceeds of $373,500 and 735,987 shares at $.75 per share for net proceeds of $531,919. These sales were conducted in the first half of fiscal 2008 and were made to accredited investors. The proceeds were utilized to fund the acquisition of the Shaokatan Hills/Lakota Ridge wind energy assets.

On December 28, 2007 the Company issued 4,000,000 shares of its common stock to Northern Alternative Energy, Inc. as consideration related to the foregoing described acquisition of wind energy assets.

Wind Energy America, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended June 30, 2008 and 2007

F.  SALE OF UNREGISTERED SECURITIES (CONTINUED)

In February, 2008 the Company issued 28,500,000 unregistered common shares to Boreal Energy, Inc. to acquire wind energy development and design projects and a minority interest in Navitas Energy, Inc. As part of the transaction 10,000,000 unregistered shares were escrowed until Navtias Energy Inc transferred assets to the Company with an agreed upon value. This transfer occurred on September 18, 2008 when the Company received various wind assets and real estate with the agreed values.

Approximately 10,000,000 of the shares of the Company issued to Boreal are subject to a two-year voting trust whereby two persons will vote these shares incident to any matter being voted upon by stockholders, with one person being a current director of the Company and the other being a director nominee of the Company designated by Boreal.

The Company sold a total of 270,000 common shares in June, 2008 and 116,666 common shares in July, 2008.

G.  WARRANTS AND STOCK ISSUED FOR SERVICES

All common stock issuances for services were valued at the trading price of the common stock at the date of issuance or if more relevant the date the services were performed.

The Company issued 680,000 unregistered common shares in the 4th quarter of fiscal 2007 to officers, directors, and consultants for services. These shares were valued at $ .30 per share and compensation expense of $ 204,000 was recorded.

The Company issued 75,000 shares in December 2007 to a consultant for services rendered which were expensed at $.66 per share as management compensation.

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

In February 2008, the Company granted five year stock purchase warrants to its officers and directors and a consultant to purchase an aggregate of 500,000 common shares at an exercise price of $.75 per share.

Wind Energy America, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended June 30, 2008 and 2007

H.  STOCKHOLDERS’ EQUITY OPTIONS

A summary of the Company’s stock options is presented below:

	Years Ended June 30
	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	47,500.45		167,500	$ 0.36
Granted	0	0	--	--
Exercised or cancelled	2,500.97		(120,000)	$ 0.33

Outstanding at end of year	45,000		47,500	$ 0.45

Options exercisable at year end			47,500	0.45

The following table summaries information about stock options outstanding at June 30, 2008:

Options Outstanding and Exercisable:

Options	Remaining Contractual	Exercise
Outstanding	Life (Years)	Price
10,000	1.2	0.21
2,500	1.4	0.23
25,000	1.4	0.36
5,000	6.4	0.95
2,500.3		1.00

Warrants

In connection with various private placements of the Company’s common stock and convertible debentures, the Company issued warrants to broker/dealers and investors as shown in the following table. The Company recorded an expense of $1,300,951 for the insurance of the warrants in accordance with FASB 123, common stock options and equivalent common stock instruments for services. The warrants were valued based upon the Black-Scholes Model with the following parameters of exercise price ($.30-$.75) price range ($.53-$2.15) term (3-5 years) volatility (110-132%) and a discount rate of 4.25%.

Wind Energy America, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended June 30, 2008 and 2007

H.  STOCKHOLDERS’ EQUITY OPTIONS (continued)

The remaining contractual life is as of June 30, 2008.

Warrants	Remaining Contractual	Exercise
Outstanding	Life (Years)	Price
36,200	2.9	$ 0.40
114,250	3.0	0.60
24,000	3.1	0.35
133,519	3.6	0.30
205,850	1.8	0.30
100,507	2.0	0.75
617,500	1.8	0.30

1,231,826	2.2 (avg)	$ 0.37 (avg)

I.  INCOME TAXES

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

A reconciliation of the Company’s tax provision based on a statutory federal income tax rate of 35% to the Company’s effective rate is as follows:

	2008	2007
Computed tax benefit at:
Federal tax rate	$ 193,000	$ 725,000
State tax rate net of federal benefit	29,000	109,000
Change in valuation allowance	(171,000)	(142,000)
Permanent and other differences	(51,000)	(692,000)

Provision	$ 0	$ 0

Wind Energy America, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended June 30, 2008 and 2007

I.  INCOME TAXES (continued)

No deferred income taxes have been provided for the temporary differences between the financial reporting and income tax basis of the Company due to the valuation allowances outlined below:

	Years ended June 30
	2008	2007
	Asset	Asset
	(Liability)	(Liability)
Net operating loss carry forward	$ (5,422,000)	$ (5,202,000)
Valuation allowance	$ (5,422,000)	(5,202,000)
	$	$ --

At June 30, 2008, the Company has federal income tax net operating loss carryforwards of approximately $11,750,000 that will expire through 2027, and for Minnesota income tax net operating loss carryforwards of $3,750,000 that will expire through 2021.  Wisconsin’s operating loss carryforwards of $450,000 that expire through 2022. Future utilization of loss carryforwards could be limited under Internal Revenue Code Section 382 for significant changes in ownership.

J. CONVERTIBLE DEBT

On February 6, 2008 the Company borrowed $100,000 from an individual at 9 % per annum. The debt is callable by the individual upon 30 days notice to the Company. On April 14, 2008, the holder demanded payment of $7,500 ($5,848 principle plus accrued interest).  The remaining principle balance of $94,152 was outstanding on June 30, 2008.  The debt can be converted into common stock at $1.00 per share at the discretion of the holder.

K. NOTE PAYABLE

On May 12, 2008 the Company borrowed $10,000 from an individual at 9 % per annum. The debt is callable by the individual upon 30 days notice to the Company.