Form 10-Q
period 2008-09-30
WIND ENERGY AMERICA INC.
filed 2008-11-17
CIK 351809

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission File No. 0-9996

WIND ENERGY AMERICA INC.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1387074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12100 Singletree Lane, Suite 100, Eden Prairie, MN	55344
(Address of principal executive offices)	(Zip Code)

(952) 746-1313
(Issuer’s telephone number)

[Missing Graphic Reference]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐                                                                                                           Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                                                                                                                                Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest Practicable date.

50,113,128 shares of $.05 par value common stock on November 1, 2008.

Transitional Small Business Disclosure Format (check one): Yes    No [X]

WIND ENERGY AMERICA, INC.

INDEX

		Page
Part I — Financial Information

Item 1.	Unaudited Consolidated Financial Statements
	Consolidated Balance Sheets	3
	Unaudited Consolidated Statements of Operations	4
	Unaudited Consolidated Statements of Cash Flows	5
	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Controls and Procedures	23

Part II — Other Information		23

Item 2.	Unregistered Private Sale of Common Stock	23

Item 6.	Exhibits	23

PART I. FINANCIAL INFORMATION

WIND ENERGY AMERICA INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2008	June 30, 2008
Current Assets:	(Unaudited)
Cash	$9,290	$97,459
Accounts Receivable – affiliated partnerships	41,944	27,867
Total Current Assets	51,234	125,326
Non-Current Assets:
Property, Plant and Equipment
Building	1,992,905	1,992,905
Land	320,000	320,000
Accumulated Depreciation	(15,098)	-
Net Property, Plant and Equipment	2,297,807	2,312,905
Investments in Wind Energy Power Projects	12,062,175	12,046,975
Investment in Grand Sierra Resort Corporation	415,000	415,000
Total Non-Current Assets	14,774,982	14,774,880
Total Assets	$14,826,216	$14,900,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Related Party Payable	$19,926	$11,146
Accrued Liabilities	2,614	31,108
Note Payable	10,000	10,000
Convertible Notes	94,152	94,152
Total Current Liabilities	126,692	146,406
Total Liabilities	126,692	146,406
Stockholders' Equity:
Preferred Stock: no par value, authorized 10,000,000 shares, none issued	-	-
Common Stock: $.05 par value, authorized 50,000,000 shares, 50,235,528 and 49,854,862 shares outstanding as of September 30, 2008 and June 30, 2008, respectively	2,511,776	2,492,743
Additional Paid-in Capital	28,547,430	28,399,763
Accumulated Deficit	(16,359,682)	(16,138,706)
Total Stockholders' Equity	14,699,524	14,753,800
Total Liabilities and Stockholders' Equity	$14,826,216	$14,900,206

See accompanying notes to the unaudited consolidated financial statements.

WIND ENERGY AMERICA INC.
UNAUDITED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2008 and 2007

	2008	2007
Revenue:
Rental income	$20,738	$-

Expenses:
General & administrative	126,437	39,923
Professional fees	92,666	22,000
Rental expenses	19,049	-
Total Expenses	238,152	61,923

Net loss before income tax benefit	(217.414)	(61,923)

Other Income and Expenses:
Interest expense	3,562	-
Income taxes benefit	-	-
Net loss	$(220,976)	$(61,923)

Per Share Data:
Net Loss per Common Share :	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	50,005,648	16,049,799

See accompanying notes to the unaudited consolidated financial statements.

WIND ENERGY AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2008 and 2007

	2008	2007
Cash Flows used in Operating Activities:
Net Loss	$(220,976)	$(61,923)
Adjustments to reconcile Net Loss to net cash used in Operating Activities
Depreciation expense	15,098	-
Stock Based Compensation	18,000	-
Changes in Operating Assets and Liabilities:
Increase in Accounts Receivable	(14,077)	-
Decrease in Accounts Payable and Accrued Liabilities	(19,714)	-
Net Cash used in Operating Activities	(221,669)	(61,923)

Cash Flows used in Investing Activities:
Investments in Wind Energy Assets	(15,200)	(550,000)
Net Cash used in Investing Activities	(15,200)	(550,000)

Cash Flows provided by Financial Activities:
Proceeds from Sale of Common Stock	148,700	454,999
Stockholder Loan	-	50,000
Net Cash Provided by Financing Activities	148,700	504,999

Net Increase (Decrease) in Cash and Cash Equivalents	(88,169)	(106,924)

Cash and Cash Equivalents at Beginning of Period	97,459	114,595

Cash and Cash Equivalents at End of Period	$9,290	$7,671

Supplemental Non Cash Flow Information:
Cash Paid During the Period for:
Interest Expense	$3,562	$-
Income Taxes	$-	$-

See accompanying notes to the consolidated financial statements.

WIND ENERGY AMERICA INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three Months ended September 30, 2008 and 2007

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Company History –

Wind Energy America, Inc. (formerly Dotronix, Inc) (“the Company”) was founded in 1980 as a Minnesota corporation. Since January, 2007 the Company has focused its efforts entirely on the development and acquisition of wind energy assets for electric power production. On February 29, 2008 the Company entered into an asset acquisition agreement with Boreal Energy, Inc. (Boreal) in a transaction that made Boreal a 58 % owner of the Company at that time and was accounted for as a reverse merger. The accounting information presented herein is that of the subsidiary only and does not include the financial information of the Company’s accounting parent, Boreal.

As Dotronix, Inc., the Company designed manufactured and marketed cathode ray tube (“CRT”) displays. In 2005, the Company, restructured by issuing stock to eliminate outstanding debt obligations, discontinued its CRT business and repositioned the Company for participation in a new business venture.

Accounting Policies and Critical Estimates

The consolidated financial statements include the Company, its wholly-owned subsidiary, Northern Alternative Energy Shaokatan, LLC and in 2007 its wholly-owned subsidiary, PuraMed BioScience, Inc., a Minnesota corporation. In 2007 PuraMed was spun off on a 1 to 5 basis to the shareholders of Wind Energy America, Inc. The Company’s ownership of PuraMed was terminated on April 12, 2007 resulting in PuraMed’s operations no longer being consolidated after this date.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results will differ from those estimates.

The Company’s investments are stated at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The carrying value of the Company's investments in Grand Sierra Resort Corp. is carried at cost.

In February 2008, the Company entered into an asset acquisition agreement with Boreal Energy, Inc. (Boreal) Boreal acquired majority control of the Company. The transaction was accounted as a reverse merger as Boreal acquired majority control. The transaction was valued at $9,084,505 using the identifiable market values of Boreal’s tangible assets

WIND ENERGY AMERICA INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three Months ended September 30, 2008 and 2007

A. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51” (“SFAS 160”). Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the consolidated statement of operations. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non controlling interest retained in a deconsolidation. SFAS 160 will be effective for the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS 160. The Company controls several Limited Liability Company’s (LLC)’s through the acquisition of the general partner’s interest in these memberships. Most of these memberships limit the participation of the general partner in the earnings of the limited memberships until the limited partners have been paid back their investments. Based upon current projections the Company will begin participating in the earnings of the memberships in 2010. SFAS 160 may affect our accounting for these limited memberships. These memberships are currently recorded at cost to the Company, whose acquisition price was largely determined via a discounted cash flow model of the value of the future earnings of these memberships.

WIND ENERGY AMERICA INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three Months ended September 30, 2008 and 2007

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued Statement No. 163 “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.”  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Stock Options

The Company issued common stock warrants for compensation in both fiscal year end June 30, 2008 and 2007. The warrants have been expensed under the black- scholes option pricing model.  Under the provision of Statements of Financial Accounting Standards (SFAS) No. 123R "Share-based Payment - an amendment of the Financial Accounting Standards Board Statement No. 123."  The Company did not issue any stock options in the fiscal year end June 30 2008 and 2007.

WIND ENERGY AMERICA INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months ended September 30, 2008 and 2007

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options (continued)

For the three months ended September 30, 2008, the Company did not issue any stock options or warrants.

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

Loss per common share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is not shown, as the exercise of stock options and warrants using the treasury stock method are anti dilutive to the computation of loss per share.

B.	WIND ENERGY OPERATIONS

In early 2007, the Company purchased a $200,000 equity interest in Averill Wind, L.L.C., a Minnesota company.  Averill is a 10 megawatt (10,000 kilowatts) wind farm near Fargo/Moorhead, Minnesota, and a region of the country that is favorable for electricity generation through wind power.  Averill will cost approximately $15 million to complete, and is scheduled for completion when a source of capital is arranged during 2009.

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

On August 30, 2007, the initial purchase of wind energy assets from Northern Alternative Energy, Inc., was completed by acquiring all of the interest in Northern Alternative Energy Shaokatan, LLC for $2.3 million in cash. These wind energy assets consist of the developer’s stake in two wind farms on Buffalo Ridge in Lincoln County MN. Buffalo Ridge in southwestern Minnesota is a prime wind regime in the USA for efficient generation of electricity from wind power turbines, and is well-known in the alternative energy industry for its high and consistent wind speeds.

WIND ENERGY AMERICA INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months ended September 30, 2008 and 2007

B.	WIND ENERGY OPERATIONS (continued)

Known as Shaokatan Hills and Lakota Ridge Wind Farms, they contain 33 modern wind turbines with a total rated power capacity of 23 megawatts (23,000 kilowatts).  Ownership of the Company is only a minimal percentage until 2010, when the developer’s stake converts into 80% ownership of these two wind farms. Over the past few years, these 33 turbines have generated electricity at an average annual rate of 68,300,000 kilowatt hours (kwhrs). Based on revenues from the past few years, we anticipate receiving substantial aggregate net revenues from the two wind farms during the period from 2010 - 2018.

The acquisition of these wind energy assets provides a substantial core holding which will provide a superior future cash flow as well as significant opportunity for future development. The Company intends to continue acquiring favorable wind farm assets, particularly on Buffalo Ridge and similar leading wind regimes. Due to improved wind turbine technology, increasing energy demands, volatile natural gas prices, and mandated renewable energy requirements imposed on utilities, we believe an excellent opportunity exists to participate both responsibly and profitably in this rapidly growing sector of the “green” energy marketplace.

In December 2007, the Company completed acquiring  the developer’s stake in CHI Energy Wind Farms, a group of 16 separate small wind farms which are managed and maintained collectively and contain 46 modern wind turbines having a total rated power capacity of 30.36 megawatts. These CHI Energy assets we also acquired from Northern Alternative Energy Inc., for which the Company paid consideration of $200,000 in cash plus 4,000,000 shares of its unregistered common stock.  Virtually all of these CHI Energy assets are located on Buffalo Ridge in Lincoln County MN, and for the past several years they have collectively generated electricity at an average annual rate of 93,000,000 kilowatt hours (kwh). The Company will receive no material revenues from the CHI Energy wind farms until 2010, after which the Company’s ownership interest will convert to 30% initially, and eventually to 49%.

On December 12, 2007 the Company entered into an Asset Purchase Agreement with Boreal Energy Inc., a Minnesota corporation pursuant to which the Company will purchase substantially all the assets of Boreal for common stock of the Company in a tax-free exchange.  This acquisition was completed on February 29, 2008.  Assets being purchased by the Company include Boreal’s interests and rights in and to all its wind energy projects, certain wind turbine equipment, and other assets related to wind farm projects now underway.

On February 29, 2008 the Company completed its significant acquisition of assets from Boreal Energy Inc., a Minnesota corporation  Boreal is a wind farm developer based in suburban St. Paul, Minnesota, and Boreal assets purchased in this transaction included its interests and development rights in and to various wind farm projects in the Upper Midwest and Great Plains regions. This extensive pipeline of wind energy projects includes approximately 1,200 megawatts of rated turbine power capacity in various phases of design or development.  Boreal assets also included a 15% equity interest in Navitas Energy, Inc., a commercial wind power developer based in Minneapolis.  These Boreal assets were purchased by the Company in a tax free transaction in consideration for 28,500,000 shares of unregistered common stock of the Company.  There was no material relationship between Boreal and the Company or any of their respective officers, directors or affiliates prior to this transaction.

WIND ENERGY AMERICA INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months ended September 30, 2008 and 2007

B.           WIND ENERGY OPERATIONS (Continued)

On September 18, 2008, the Company’s minority stock interest in Navitas Energy, Inc.  was exchanged for various assets of Navitas Energy, Inc...  The original acquisition of stock in Navitas Energy, Inc. occurred as part of Boreal Energy, Inc. asset acquisition.  The Company had originally escrowed 10,000,000 of the 28,500,000 shares of its stock until the transfer of the assets was achieved in the September 18, 2008 exchange.

The Company acquired two new turbines and related electric generating equipment with a four megawatt capacity in Sibley County, Iowa valued at $4,752,000, two turbines  with 1.7 megawatts capacity and electric generating equipment in Lincoln County, Minnesota valued at  $2,019,600  Other assets transferred include 160 acres of land in Lincoln County, Minnesota valued at $320,000, a building with repair facilities and eight lodging rooms, a large meeting room, offices, and a conference room valued at $1,992,905 and a land lease for two turbines on the property for which the Company will receive $1,000 a month in rent from NAE Shaokatan Power Partners L.L.C.  No value was assigned to various projects in the preliminary engineering phase. The Company reallocated the value of $11,287,250 in Navitas Energy stock ownership  originally assessed to Boreal Energy, Inc. asset acquisition to the assets received above. The exchange has been reflected on the Company’s June 30, 2008 balance sheet.

The carrying values of the Wind Energy Assets are summarized as follows:

WIND ENERGY AMERICA INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three Months ended September 30, 2008 and 2007

B.	WIND ENERGY OPERATIONS (Continued)

	September 30,	June 30.
Asset Description	2008	2008
Developer’s Interest in LLC and Other Entities
Lakota Ridge LLC-Lincoln County, Minnesota	$ 1,134,963	$ 1,134,963
Shaokatan Hills LLC- Lincoln County, Minnesota	1,134,963	1,134,963
Chi Wind Farms LLC- Lincoln County, Minnesota	2,630,074	2,630,074
Averill Wind LLC- Lincoln County , Minnesota	266,375	251,175
Great Plains Wind LLC Sibley County, Iowa	24,200	24,200
Zulu Wind LLC- Lincoln County, Minnesota	100,000	100,000

Subtotal developer's interest in LLC and Other Entities	5,290,575	5,275,375

Wind Turbines to be Commissioned
Henry Hills 4 Megawatts- Silbey County, Iowa	4,752,000	4,752,000
Midwest Energy Center -1.7 Megawatts Lincoln County, Minnesota	2,019,600	2,019,600

Subtotal Wind Turbines to be Commissioned	6,771,600	6,771,600

Real Property
Building -Midwest Wind Energy Center - Lincoln County, Minnesota, net of accumulated depreciation	1,977,807	1,992,905
Land- 160 acres- Lincoln County, Minnesota	320,000	320,000

Subtotal Real Property	2,297,807	2,312,905

Total Wind Energy Assets	$ 14,359,982	$14,359,880

C.           GRAND SIERRA RESORT CORP

The Company purchased 1,037,500 shares of common stock of Grand Sierra Resort Corp., for $415,000, resulting in an ownership interest of slightly less than 1%.  Grand Sierra is a private company incorporated in the State of Nevada.  The Company accounted for its investment using the cost method.

WIND ENERGY AMERICA INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three Months ended September 30, 2008 and 2007

D.           FUTURE FUNDING REQUIREMENTS

 The Company raised $ 100,000 in November 2008 and has commitments for another $100,000 in common stock sales. The Company is in the process of funding the hook up of its turbines in Lincoln County, Minnesota and when they are on line will focus on the hook up of its Sibley County, Iowa turbines. Once on line the Company will be generating revenues, however, further equity sales will be necessary to develop its Wind Energy Assets.

E.  ISSUANCE OF UNREGISTERED SECURITIES

In September 2008 the Company issued 60,000 unregistered common shares to its former CEO/CFO incident to an Employment Termination Agreement, which were recorded as management fee expense at $.30/share.

F.  STOCK ISSUED FOR SERVICES

The Company issued 60,000 unregistered common shares to its former CEO/CFO incident to an Employment Termination Agreement in the first Quarter of 2008-2009.  The Agreement entered into in February, 2008 provided for a total of 240,000 shares. On September 30, 2008 120,000 shares remain to be issued.

G.  INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes that require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The valuation allowances have been established equal to the income tax benefits to reduce the deferred tax assets to zero.

WIND ENERGY AMERICA INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three Months ended September 30, 2008 and 2007

G.           INCOME TAXES (Continued)

A reconciliation of the Company’s tax provision based on a statutory federal income tax rate of 35% to the Company’s effective rate is as follows:

	Quarter 9/30/2008	Quarter 9/30//2007
Computed tax benefit at:
Federal @ 35% -benefit	$ 77,000	$ 22,000
State tax rate net of federal –benefit	$ 10,000	$ 3,000
Change in valuation allowance	$ (87,000)	$ (25,000)

Provision	$ 00	$ 00

No deferred income taxes have been provided for the temporary differences between the financial reporting and income tax basis of the Company due to the valuation allowances outlined below:

	September 30, 2008	June 30, 2008
	Asset	Asset
	(Liability)	(Liability)
Net operating loss carry forward	$ 5,509,000	$ 5,422,000
--
--
--
Valuation allowance	$ (5,509,000)	$ (5,422,000)

At September 30, 2008, the Company has federal income tax net operating loss carryforwards of approximately $ 11,970,000 that will expire through 2027, and for Minnesota income tax net operating loss carryforwards of $ 3,750,000 that will expire through 2021.  Wisconsin’s operating loss carryforwards of $450,000 that expire through 2022.  Future utilization of loss carryforwards could be limited under Internal Revenue Code Section 382 for significant changes in ownership.

WIND ENERGY AMERICA INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three Months ended September 30, 2008 and 2007

H. CONVERTIBLE DEBT

As of June 30, 2008 the Company had borrowed $94,152 from an individual at 9 % per annum. The debt is callable by this individual upon 30 days notice to the Company. The debt can be converted into common stock at $1.00 per share at the discretion of the holder.

I. INCREASE IN AUTHORIZED COMMON SHARES

The Board of Directors has approved an increase in the authorized common shares of the Company from 50,000,000 to 100,000,000 shares, to be submitted to the stockholders for their approval in December 2008.  In this quarterly report we have included in our outstanding shares all private placement sales of our common stock since the June 30, 2008 end of our fiscal year, which has caused us to exceed our currently authorized 50,000,000 common shares.  We will issue certificates for common shares now outstanding which exceed such 50,000,000 shares promptly upon stockholder approval in December 2008.  We have already obtained prior approval of this increase in authorized shares from stockholders holding a majority of our outstanding common shares.

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

Spinoff of PuraMed

On April 12, 2007 we completed a spin-off of our former PuraMed subsidiary to all our stockholders on a pro rata dividend basis of one share of PuraMed for each five shares of our common stock. After this spin-off, our Company and PuraMed have operated separately, with their respective managements, businesses, assets and capital structures being completely independent from each other.

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

The Company holds various ownership interests in completed wind farms in Minnesota, and intends to acquire or develop additional wind power assets located in certain Midwestern and upper Great Plains regions of the USA. These regions are particularly suitable for generation of electricity from wind power since they feature sparsely populated and extensive flat prairies having high and consistent wind speeds. Moreover, farmers and ranchers and other rural citizens in our targeted regions welcome the substantial and profitable additional “crop” of wind farming along with the related and newly created “green collar” permanent jobs.

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

Purchase of Boreal Energy Assets

In February 2008, the Company entered into an asset acquisition agreement with Boreal Energy, Inc. (“Boreal”), a Minnesota corporation based in suburban St. Paul, Minnesota. Pursuant to the agreement, entered into in December 2007, the Company received two separate Boreal asset categories. The first category consists of development and design “pipeline” projects consisting of approximately 1,200 megawatts (MW) located primarily in Midwestern arid upper Great Plains states, for which we issued and delivered 18.5 Million shares of our common stock to Boreal. The second category of Boreal assets consisted of a 15% equity interest in Navitas Energy Inc., a Minneapolis-based wind farm developer which is majority-owned by a leading Spanish wind turbine manufacturer.  At the time of the Boreal Energy transaction, Boreal Energy was in the process of exchanging this Navitas equity interest into wind power assets then owned by Navitas.  A material term of our Boreal Energy asset purchase agreement provided that we would issue an additional total of 10,000,000 shares of our common stock to Boreal Energy for these assets being exchanged by Boreal Energy for its 15% Navitas equity interest.  As of the closing date of the subject purchase, Boreal was in continuing negotiation with Navitas for the sale of this stock to Navitas in exchange for wind turbines and other wind farm assets and projects. We agreed to pay 10 Million shares of our common stock for the assets received by Boreal from this stock sale, subject to our determination that these assets have a fair value of at least $11,000,000, which was the carrying value of the Navitas stock on Boreal’s books.

In July 2008, Boreal Energy had completed the Navitas stock-for-assets exchange, after which we determined the exchanged assets from Navitas satisfied our asset purchase agreement with Boreal Energy.  Accordingly, by September 2008, we completed acquiring title to these assets and delivered 10,000,000 shares of our common stock to Boreal Energy from an escrow account the shares were held in pending our determination of the value of the exchanged assets.   After receiving these wind energy project assets from Boreal, the Company has continued to be managed by officers and directors who had no prior affiliation with Boreal.  Following is a specific description of the assets received by us for the 10,000,000 escrowed shares:

i)
Two 850kw rated Gamesa G-52 turbines and two 2,000kw rated Gamesa G-80 turbines and related wind energy generating and transmission infrastructure, which are located on wind farm projects in Minnesota and Iowa.

ii)
The Midwest Center for Wind Energy facility along with the 160 acres of land where it is situated, and comprising a modern building of 11,200 square feet having 8 lodging rooms, four offices, a large meeting room, a conference room, a maintenance shop area and spaces for viewing exhibits on wind power generation of electricity.

iii)
The Viking Wind Farm project in Martin County, Minnesota, which is projected to contain 100 megawatts of rated capacity, along with meteorological equipment,  wind studies, permits and capacity forecasts developed for the property by Navitas Energy as well as any interconnection and other agreements related to the project.

Voting Trust

To ensure that the Company’s management did not lose control of the Company incident to the Boreal Energy transaction, approximately 10,000,000 shares of common stock of the Company issued to Boreal incident to this transaction are subject to a two-year voting trust whereby two persons will vote these shares incident to any matter being voted upon by stockholders, with one person being a current director of the Company and the other being a nominee designated by Boreal.

The Company‘s Reasons for Purchasing Boreal Assets

In reaching its determination to acquire wind energy assets from Boreal, the Company’s Board of Directors considered a number of factors, including the following:

* Boreal’s ongoing development assets provide the Company with immediate access to specific projects already into their development stages.

* Boreal’ s  proprietary pipeline of 1,200 megawatts of wind farm projects in various design and early development stages provides the Company with many potential future development projects in leading wind regimes.

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

Valuation of Boreal Assets

Our valuation of Boreal assets was based on a number of tangible and intangible factors including the book value of certain assets on Boreal’s audited balance sheet, the development status of certain wind farms now underway, the substantial Boreal pipeline of future prospects under various design stages,  recent industry transactions reflecting value creation payments for completed wind farms and early stage pipeline prospects, anticipated price/earnings ratios from comparisons to peer group public companies, and other considerations of the Board of Directors of the Company.  In anticipation of this transaction, Boreal Energy performed an impairment assessment and wrote down its assets to the readily identifiable market value of its turbines and real estate, which we considered in our evaluation of Boreal assets.  Although many of these valuation factors are very subjective in nature, the Company’s Board believes that its evaluation process has been sound and considered the standard factors used in our industry to evaluate wind energy assets.

The Company did not seek or obtain any independent appraisal of the Boreal assets being purchased in this transaction.

Wind Energy Assets Acquired in 2007

Prior to entering into the Boreal Energy asset purchase,  the Company had acquired  a substantial core holding of wind energy assets,  consisting of the developer’s stake in various wind farms located on Buffalo Ridge in southwestern Minnesota. The geologic formation of Buffalo Ridge is well known in the wind power industry for its consistently high wind speeds, and accordingly is one of the best locations in the USA for generation of electricity through wind power. The Company believes its Buffalo Ridge wind farm interests provide it with key opportunities for future development and profitability.

These Buffalo Ridge wind power interests were acquired by the Company from Northern Alternative Energy Inc., which had developed them and retained a developer’s stake upon their completion.  These purchases of the developer’s stakes consisted of  two transactions, the first being the developer’s stake in the two wind farms of Shaokatan Hills LLC and Lakota Ridge LLC, and the second transaction including the developer’s stake in 16 small wind farms collectively known as CHI Energy wind farms. All Buffalo Ridge wind farm interests owned by the Company are located in Lincoln County, which adjoins South Dakota.

Shaokatan Hills/Lakota Ridge —The Shaokatan Hills wind farm has 18 modem wind turbines (Vestas 660 kw) on 1,000 acres having a total rated capacity of 11.88 megawatts, and the Lakota Ridge wind farm has 15 modern wind turbines (Micon 750 kw) on 640 acres having a total rated capacity of 11.25 megawatts. For the past several years, the 33 wind turbines on Shaokatan Hills/Lakota Ridge have generated electricity at an average annual rate of 68,300,000 kilowatt hours (kwh). Lakota Ridge is north of and adjoins Shaokatan Hills.

Chi Energy Wind Farms - This group of small wind farms consists of 16 separate wind farms which are managed and maintained collectively, and they contain a total of 46 modern wind turbines (Vestas 660kw) having a total rated capacity of 30.36 megawatts. For the past several years, these Chi Energy wind farms have generated electricity at an average annual rate of 93,000,000 kilowatt hours (kwh). Chi Energy wind farms are located both in the north end of Lincoln County near Shaokatan Hills/Lakota Ridge and in the south end of Lincoln County near Lake Benton.

Our ownership interests in the developer’s stake in these Buffalo Ridge wind farms only amount to a tiny interest with minimal revenues until 2010, when the Company’s ownership will convert into interests from 30% to 80% depending on the specific wind farms.  After the developer’s stakes in these Buffalo Ridge wind farms convert into these substantial equity ownership interests, they will provide the Company with substantial net cash flows for many years.

Averill  Wind LLC- Besides its Buffalo Ridge wind farm interests, the Company in 2007 also acquired a $200,000 equity interest in Averill Wind LLC, which is a 10 megawatt wind farm  being developed in Minnesota near Fargo, North Dakota. Like Buffalo Ridge, the Averill site is located in a particularly favorable region of the country for wind power resources.

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

WIND POWER OPPORTUNITY IN THE USA

Electric generating capacity of the USA wind power industry has increased significantly over the past few years. In 2006 alone, for example, generating electricity from wind power turbines increased almost 30%, and 2007 experienced a much larger increase of over 45% in new wind farm developments. The Company believes that these impressive growth levels of wind farm installations are continuing in 2008 and will continue for many future years. There is currently at least 17,000 megawatts of installed wind power capacity in the USA, yet the percentage of electricity generated by wind power in the country is still only approximately 1% of total electricity demands.

The American Wind Energy Association (AWEA) has projected that the cumulative installed wind power capacity in the USA will exceed 25,000 megawatts by 2010. One megawatt of wind power capacity produces enough electricity during a typical year to satisfy the electricity needs of 250-300 residences.

The USA has enormous wind power resources, far exceeding the established leading European wind regimes. In particular, the huge and sparsely populated flat and consistently windy plains areas in upper midwestern and all Great Plains states provide virtually unlimited wind power resources. Accordingly, the Company has directed its strategic business plan toward wind power asset acquisition and development in these plains regions, which the Company believes have the best and most accessible wind regimes in the USA.  Moreover, these targeted regions of the Company are located relatively near to the Company’s base of operations in the Minneapolis/St. Paul metropolitan area.

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

* Since the air driving wind turbines is virtually a free fuel source, wind power provides utilities with a natural hedge to contend with the variable and volatile nature of fossil fuel costs.

* There exists a large and growing demand from utility companies to obtain power from renewable energy sources in order to satisfy their mandated requirements to add alternative renewable energy production to their overall electricity production (Renewable Portfolio Standards), which wind energy is uniquely able to satisfy.

* Strong and growing public pressures are being exerted on legislative and executive politicians to promote and develop green renewable energy sources to combat global warming and other adverse environmental effects now caused by burning fossil fuels to generate electricity.

* Wind power constitutes an important element of our national policy to promote energy independence by reducing the amount of imported fossil fuels by our nation.

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

Comparison of Three-Month Periods Ended September 30, 2008 and 2007

Revenues – Revenues for the three-month period ended September 30, 2008 were $20,738 consisting of rental income from lodging rooms at our Midwest Center for  Wind Energy in Lincoln County MN, compared to no revenues  during the comparable period in 2007.

Selling, general and administrative - These expenses include administrative, management and professional services and fees, which increased from $61,923 for the three months ended September 30, 2007 to $219,103 for the three months ended September 30, 2008, which substantial increase was due primarily to increased management and professional fees related to the costs of acquiring and maintaining substantial wind energy assets from Boreal Energy.

Net (loss) – Net loss for the three months ended September 30, 2007 was $61,923 compared to the net loss of $220,976 for the three months ended September 30, 2008.  The substantially larger net loss in the three-month period ended September 30, 2008 was due primarily to the increased management and professional fees referred to in the prior paragraph.

Cash Flow Information

Operating activities - Net cash consumed by operations during the three-month period ended September 30, 2008 was $221,669 and consisted of a net loss of $220,976 and changes in operating assets and liabilities of  $33,791 offset by $18,000 in stock-based compensation and $15,098 in depreciation expense.

Investing activities – Net cash used by investing activities during the three-month period ended September 30, 2008 was $15,200 and consisted of a small investment in wind energy assets.

Financing activities – Net cash provided by financing activities in the three-month period ended September 30, 2008 was $148,700 and consisted of proceeds from sales of our common stock in private placement transactions.

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

Our primary focus for at least the next twelve months is to obtain substantial financing in order to complete development of wind farm projects now under development which were acquired from Boreal Energy Inc. We do not currently possess the substantial funding necessary to continue such development or make any additional acquisitions of wind energy assets, although we intend to obtain the needed funding through private or public placements of equity or debt securities or sale of interests in our wind energy projects.  There is no assurance, however, that we can obtain any anticipated material funding through any source. If we cannot raise such planned funding, we will be unable to implement our business plan effectively to develop the significant undeveloped wind energy assets we now own.  We currently only have enough working capital to support our management and administrative operations and expenses until the end of calendar year 2008.  For the past couple years, the Company has relied primarily upon sale of its common stock in private placements to provide funding for both operational and asset purchase purposes.

Forward-Looking Statements

The federal Private Securities Litigation Reform Act provides a safe harbor for forward- looking statements made by the Company. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as prospects for obtaining additional capital and our goal of participating in new wind energy business ventures and other such matters are forward-looking statements. Any one or a combination of factors and uncertainties could materially affect our financial condition and ability to achieve our goal. These risk factors and uncertainties include our ability to raise substantial funding for wind farm development, competition for business opportunities, unexpected costs or expenses, regulatory matters, and prevailing conditions in the capital markets. Because of these risk factors and other unknown factors beyond our control, actual results may differ from those in our forward-looking statements.

Unregistered Sales of Common Stock

During the three months ended September 30, 2008, the Company sold a total of 320,666 unregistered shares of its common stock (116,666 shares at $.75/share and 204,000 shares at $.30/share) for total proceeds of $148,700 in private placement transactions to a limited number of accredited investors.

In September 2008 the Company issued 60,000 unregistered shares of its common stock to its former CEO/CFO incident to an employment termination agreement, valued at $.30 per share.

All of the foregoing sales of unregistered share of common stock of the Company were deemed exempt from registration under Section 4(2) or Rule 506 of the Securities Act of 1933, as amended.  No advertising or general solicitation was involved and these common shares were sold only to accredited investors as defined under Regulation D of the Securities Act.  Stock certificates issued or being issued for these unregistered shares  were or will be legended to prevent further transfer, resale or other disposition thereof unless registered under applicable securities laws or exempt from such registration.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures as defined in Rules 13a- 15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 6                       EXHIBITS

EXHIBIT INDEX

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2008		Wind Energy America, Inc.

		By:	/s/ Robert O. Knutson
Robert O. Knutson, Managing Director