Form 10-Q
period 2008-12-31
WIND ENERGY AMERICA INC.
filed 2009-02-20
CIK 351809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

Commission File No. 0-9996

WIND ENERGY AMERICA INC.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1387074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12100 Singletree Lane, Suite 100, Eden Prairie, MN	55344
(Address of principal executive offices)	(Zip Code)

(952) 746-1313
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐                                                                                                     Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                                                                                                                          Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest Practicable date.

50,962,194 shares of $.05 par value common stock on December 31, 2008.

Transitional Small Business Disclosure Format (check one): Yes    No ☑

PART I.  FINANCIAL INFORMATION

Item 1.                 Unaudited Consolidated Financial Statements.

WIND ENERGY AMERICA, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2008	June 30, 2008
	(Unaudited)
Current Assets:
Cash	$74,659	$97,459
Accounts Receivable – affiliated partnerships	145,334	27,867
Total Current Assets	219,993	125,326

Property, Plant and Equipment
Building	-	1,992,905
Land	-	320,000
Accumulated Depreciation	-	-
Net Property, Plant and Equipment	-	2,312,905

Mortgage Receivable	1,589,625	-
Investments in Wind Energy Power Projects	13,151,630	12,046,975
Investment in Grand Sierra Resort Corporation	415,000	415,000

TOTAL ASSETS	$15,376,248	$14,900,206

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Related Party Payable	$37,717	$11,146
Accrued Liabilities	7,908	31,108
Note Payable	-	10,000
Convertible Notes	89,152	94,152
Total Current Liabilities	134,777	146,406

Sale Leaseback Deferred Income	686,700	-
Total Liabilities	821,477	146,406

Stockholders' Equity:
Preferred Stock: no par value, authorized 10,000,000 shares, none issued	-	-
Common Stock: $.05 par value, authorized 50,000,000 shares, 50,962,194 and 49,854,862 shares outstanding as of December 31, 2008 and June 30, 2008, respectively	2,548,109	2,492,743
Additional Paid-in Capital	28,626,096	28,399,763
Accumulated Deficit	(16,619,434)	(16,138,706)
Total Stockholders' Equity	14,554,771	14,753,800

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,376,248	$14,900,206

See accompanying notes to the unaudited consolidated financial statements.

WIND ENERGY AMERICA INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six and Three Months Ended December 31, 2008 and 2007

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenue:
Rental income	$23,584	$-	$44,322	$-

Expenses:
General & administrative	172,240	82,453	290,652	122,376
Professional fees	114,224	32,237	214,890	54,237
Rental expenses	15,085	-	34,159	-
Total Expenses	301,549	114,690	539,701	176,613

Net Operating Loss	(277,965)	(114,690)	(495,379)	(176,613)

Other Income and Expenses:
Interest income	19,625	-	19,625	-
Interest expense	(1,412)	-	(4,974)	-
Total Other Income and Expenses:	18,213	-	14,651	-

NET LOSS	$(259,752)	$(114,690)	$(480,728)	$(176,613)

Per Share Data:
Net Loss per Common Share :	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	50,605,093	17,356,098	50,305,392	16,697,878

See accompanying notes to the unaudited consolidated financial statements.

WIND ENERGY AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2008 and 2007

	2008	2007
Cash Flows used in Operating Activities:
Net Loss	$(480,728)	$(176,613)
Adjustments to reconcile Net Loss to net cash used in Operating Activities
Depreciation expense	20,130	-
Stock Based Compensation	33,000	-
Changes in Operating Assets and Liabilities:
Increase in Accounts Receivable	(117,467)	-
Decrease in Accounts Payable and Accrued Liabilities	3,370	-
Net Cash used in Operating Activities	(541,695)	(176,613)

Cash Flows used in Investing Activities:
Sale and leaseback of building	1,380,650	-
Proceeds from mortgage receivable	10,375	-
Investments in Wind Energy Assets	(1,105,830)	(750,000)
Net Cash provided by (used in) Investing Activities	285,195	(750,000)

Cash Flows provided by Financial Activities:
Proceeds from Sale of Common Stock	248,700	885,416
Payment of convertible debenture	(15,000)	-
Stockholder Loan	-	50,000
Net Cash provided by Financing Activities	233,700	935,416

Net Increase (Decrease) in Cash and Cash Equivalents	(22,800)	8,803

Cash and Cash Equivalents at Beginning of Period	97,459	114,595

Cash and Cash Equivalents at End of Period	$74,659	$123,398

Supplemental Non Cash Flow Information:
Cash Paid During the Period for:
Interest Expense	$4,974	$-
Income Taxes	$-	$-

Common Stock issued for Wind Projects	$-	$2,400,000

Sale of Fixed Assets for Mortgage Receivable	$1,600,000	$-

See accompanying notes to the consolidated financial statements.

WIND ENERGY AMERICA INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Six Months ended December 31, 2008 and 2007

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

WIND ENERGY AMERICA INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Six Months ended December 31, 2008 and 2007

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

WIND ENERGY AMERICA INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Six Months ended December 31, 2008 and 2007

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

For the six months ended December 31, 2008, the Company did not issue any stock options or warrants.

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

WIND ENERGY AMERICA INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Six Months ended December 31, 2008 and 2007

B.  WIND ENERGY OPERATIONS (Continued)

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

On September 18, 2008, the Company’s minority stock interest in Navitas Energy, Inc.  was exchanged for various assets of Navitas Energy, Inc..  The original acquisition of stock in Navitas Energy, Inc. occurred as part of Boreal Energy, Inc. asset acquisition.  The Company had originally escrowed 10,000,000 of the 28,500,000 shares of its stock until the transfer of the assets was achieved in the September 18, 2008 exchange.

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

WIND ENERGY AMERICA INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Six Months ended December 31, 2008 and 2007

B.  WIND ENERGY OPERATIONS (Continued)

The carrying values of the Wind Energy Assets are summarized as follows:

	December 31,	June 30.
Asset Description	2008	2008
Developer’s Interest in LLC and Other Entities
Lakota Ridge LLC-Lincoln County, Minnesota	$1,134,963	$1,134,963
Shaokatan Hills LLC- Lincoln County, Minnesota	1,134,963	1,134,963
Chi Wind Farms LLC- Lincoln County, Minnesota	2,630,074	2,630,074
Averill Wind LLC- Lincoln County , Minnesota	260,000	251,175
Great Plains Wind LLC Sibley County, Iowa	24,200	24,200
Zulu Wind LLC- Lincoln County, Minnesota	100,000	100,000

Subtotal developer's interest in LLC and Other Entities	5,284,200	5,275,375

Wind Turbines to be Commissioned
Henry Hills 4 Megawatts- Silbey County, Iowa	4,957,000	4,752,000
Midwest Energy Center -1.7 Megawatts Lincoln County, Minnesota	2,910,430	2,019,600

Subtotal Wind Turbines to be Commissioned	7,867,430	6,771,600

Real Property
Building -Midwest Wind Energy Center - Lincoln County, Minnesota, net of accumulated depreciation	-	1,992,905
Land- 160 acres- Lincoln County, Minnesota	-	320,000

Subtotal Real Property	-	2,312,905

Total Wind Energy Assets	$13,151,630	$14,359,880

C.   GRAND SIERRA RESORT CORP

The Company purchased 1,037,500 shares of common stock of Grand Sierra Resort Corp., for $415,000, resulting in an ownership interest of slightly less than 1%.  Grand Sierra is a private company incorporated in the State of Nevada.  The Company accounted for its investment using the cost method.

D.  FUTURE FUNDING REQUIREMENTS

 The Company is in the process of funding the hook up of its turbines in Lincoln County, Minnesota and when they are on line will focus on the hook up of its Sibley County, Iowa turbines. Once on line the Company will be generating revenues, however, further equity sales will be necessary to develop its Wind Energy Assets.

E.  ISSUANCE OF UNREGISTERED SECURITIES

In September 2008 the Company issued 60,000 unregistered common shares to its former CEO/CFO incident to an Employment Termination Agreement, which was recorded as management fee expense at $.30/share.

WIND ENERGY AMERICA INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Six Months ended December 31, 2008 and 2007

F.  COMMON STOCK

The Company issued 60,000 unregistered common shares to its former CEO/CFO incident to an Employment Termination Agreement in the first Quarter of 2008-2009.  The Agreement entered into in February 2008 provided for a total of 240,000 shares. On December 31, 2008 120,000 shares remain to be issued.

During the six months ended December 31, 2008, the Company sold a total of 987,332 unregistered common shares to certain accredited investors in private placement transactions for aggregate proceeds of $248,700, resulting in an average price of $.252 per share.

G. CONVERTIBLE DEBT

As of June 30, 2008 the Company had borrowed $94,152 from an individual at 9% per annum. The debt is callable by this individual upon 30 days notice to the Company. The debt can be converted into common stock at $1.00 per share at the discretion of the holder.  As of December 31, 2008, the balance outstanding was $89,152.

H.  INCOME TAXES

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

A reconciliation of the Company’s tax provision based on a statutory federal income tax rate of 35% to the Company’s effective rate is as follows:

	December 31, 2008	December 31, 2007
Computed tax benefit at:
Federal @ 35% -benefit	$168,000		$62,000
State tax rate net of federal –benefit	$24,000		$9,000
Change in valuation allowance	$(192,000)		$(71,000)
		$
Provision	$-		$-

No deferred income taxes have been provided for the temporary differences between the financial reporting and income tax basis of the Company due to the valuation allowances outlined below:

	December 31, 2008	December 31, 2007
	Asset	Asset
	(Liability)	(Liability)
Net operating loss carry forward	$5,614,000	$5,422,000
Valuation allowance	$(5,614,000)	$(5,422,000)

At December 31, 2008, the Company has federal income tax net operating loss carryforwards of approximately $12,000,000 that will expire through 2027, and for Minnesota income tax net operating loss carryforwards of $ 3,750,000 that will expire through 2021.  Wisconsin’s operating loss carryforwards of $450,000 that expire through 2022.  Future utilization of loss carryforwards could be limited under Internal Revenue Code Section 382 for significant changes in ownership.

WIND ENERGY AMERICA INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Six Months ended December 31, 2008 and 2007

I. PROPOSED INCREASE IN AUTHORIZED COMMON SHARES

The Board of Directors of the Company has approved an increase in the authorized common shares of the Company from 50,000,000 to 100,000,000 shares, to be submitted to the shareholders for their approval.  In this quarterly report, the Company has included in its outstanding common shares all private placement sales of its common stock during 2008, some of which cannot be issued until the shareholders of the Company have approved the proposed increase in authorized shares, which the Company expects to occur in early March 2009.  The Company will issue certificates for shares which are in such “outstanding but unissued” status immediately upon obtaining shareholder approval of the increase in authorized common shares.

J. FUNDING THROUGH SALE/LEASEBACK OF MWEC

In November 2008 the Company obtained significant funding through a sale/leaseback of its Midwest Wind Energy Center (“MWEC”) with Trident Holding Group Inc.(“Trident”).  This transaction included the MWEC building along with the 160 acres in western Lincoln County, Minnesota where the MWEC is located.  Neither Trident nor any of its principals have had any relationship to, or other dealings with, WNEA prior to this transaction.

Trident paid $3.2 Million to purchase this MWEC property, consisting of $1.6 Million in cash paid at closing and the balance of $1.6 Million through a 15-year term Promissory Note requiring monthly interest payments from Trident at a rate of 7.5% per annum, with the entire principal due at the end of the 15-year term. This transaction resulted in a net gain on the sale of the building and land of $686,700 that is deferred until the balance of the funds are received.

Concurrent with this sale, Trident leased the MWEC property back to the Company under a lease providing that all operating expenses and taxes are the responsibility of the Company, and the Company is entitled to any operating income from the property such as lodging and rental income from the wind energy center and farm lease income from the land.   WNEA is required to make lease payments to Trident of $23,333 monthly for lease years 1-2 ($280,000 annually), $30,000 monthly for lease years 3-5 ($360,000 annually), and $43,333 monthly for lease years 6-15 ($520,000 annually).  The lease grants WNEA the right to repurchase the MWEC property during lease years 3-6, with the repurchase prices being $3,250,000 during year 3 (which is $50,000 more than the initial purchase paid by Trident), $3,300,000 during year 4, $3,350,000 during year 5, and $3,400,000 during year 6.

Incident to this sale/leaseback transaction, WNEA also granted Trident a security interest in the two Gamesa 850-kw wind turbines situated on the property along with an interest in future revenues generated by these two turbines.

Funding from this sale/leaseback has enabled the Company to order parts and materials to commence transformer and turbine upgrading, grid interconnection, and commissioning of the two Gamesa turbines on the MWEC property, as well as to satisfy substantial bank debt and retain an experienced wind power contractor to complete the wind farm project for the Company.  When commissioning of these turbines is completed, WNEA will receive its first material revenues from generating utility-scale electricity from wind power.

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

Recent Funding Development – Sale/Leaseback of Wind Energy Center

As part of the Navitas stock-for-assets exchange included in the Boreal assets purchase (See “Purchase of Boreal Energy Assets” herein), the Company acquired the Midwest Center for Wind Energy (MCWE) and the 160 acres of land in Lincoln County, Minnesota on which it is situated.  In November 2008 the Company closed a sale/leaseback transaction for the MCWE and its land which resulted in the Company realizing the substantial funding necessary to complete the commissioning of certain wind turbines which had also been acquired in the Navitas stock-for-assets exchange.  A detailed description of the sale and lease terms of this transaction is contained in Footnote F to the financial statements included in this Form 10-Q quarterly report.

Funding from this sale/leaseback transaction has been utilized by the Company to satisfy substantial bank debt secured by the MCWE property, purchase parts and materials to upgrade the two wind turbines on the MCWE property and their grid interconnection, and satisfy certain other expenses related to commissioning these Gamesa wind turbines.  The Company also has retained a leading wind turbine maintenance company to commission the turbines, which is expected to be completed during the spring of 2009.  When commissioning of these MCWE wind turbines is completed, the Company will begin receiving its first material revenues from generating utility-scale electricity from wind power, which will represent a landmark achievement for the Company.

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

Comparison of Three-Month Periods Ended December 31, 2008 and 2007

Revenues— Revenues for the three-month period ended December 31, 2008 were $23,584 compared to no revenues for the comparable 2007 period.  The 2008 revenues were from occupants renting lodging rooms at our Midwest Center for Wind Energy.

We also received interest income of $19,625 for the three months ended December 31, 2008 related to the sale/leaseback of the Midwest Center for Wind Energy and related land.

 Selling, general and administrative – These expenses include administrative, consulting, management and professional services and fees, which increased substantially from $114,690 for the three months ended December 31, 2007 to $286,464 for the comparable three-month period of 2008.  These increased expenses in the three-month period ended December 31, 2008 were due primarily to increased management, consulting and professional expenses and fees related to the costs of acquiring and maintaining substantial wind energy assets from Boreal Energy Inc.

Net (loss) - Net loss for the three months ended December 31, 2008 was $(259,752) compared to a net loss of $(114,690) for the comparable three-month period of 2007.  The substantially larger net loss in the three-month period ended December 31, 2008 was due primarily to the increased expenses and fees referred to in the preceding paragraph.

Comparison of Six-Month Periods Ended December 31, 2008 and 2007

Revenues – Revenues for the six-month period ended December 31, 2008 were $44,322 compared to no revenues for the comparable six-month period of 2007.  The 2008 revenues were from occupants renting lodging rooms at our Midwest Center for Wind Energy.

We also received interest income of $19,625 for the six months ended December 31, 2008 related to the Midwest Center for Wind Power and its surrounding 160 acres of land.

Selling, general and administrative – These expenses include administrative, management consulting and professional services and fees, which increased substantially to $505,542 for the six months ended December 31, 2008 from $176,613 for the comparable six months of 2007.  This increase was due primarily to significantly increased management, consulting and professional expenses and fees related to the costs of acquiring and maintaining the substantial wind power assets acquired in the Boreal Energy asset purchase.

Net (loss) - Net loss for the six months ended December 31, 2008 was $(480,728) compared to a net loss of $(176,613) for the comparable six-month period of 2007.  The substantially larger net loss for the 2008 six-month period was due primarily to the increased expenses and fees referred to in the preceding paragraph.

Cash Flow Information

Operating activities - Net cash consumed by operations during the six-month period ended December 31, 2008 was $541,695 and consisted of a net loss of $(480,728) offset by depreciation of $20,130 and stock-based compensation of $33,000.

Investing activities- Net cash provided by investing activities during the six-month period ended December 31, 2008 was $285,195 and consisted of investments of $1,105,830 in or advances to wind  power projects owned or being acquired by the Company offset with $1,380,650 funding obtained from the sale/leaseback of the Midwest Center for Wind Energy.

Financing activities - Net cash provided by financing activities during the six-month period ended December 31, 2008 was $233,700 and consisted of $248,700 of proceeds from sales of our common stock in private placement transactions offset with payments of $15,000 towards debt.

Plan of Operation and Liquidity

As a result of the preceding described cash flows for the six-month period ended December 31, 2008, our cash position decreased by the amount of $22,800 during this six-month period from $97,459 at July l, 2008 to $74,659 at December 31, 2008.

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

Our primary focus for at least the next twelve months is to obtain additional substantial financing in order to complete development of wind farm projects in Minnesota and Iowa. We intend to obtain the needed funding through private or public placements of equity or debt securities or sale of interests in our wind energy projects.  There is no assurance, however, that we can obtain any anticipated material funding through any source. If we cannot raise such planned funding, we will be unable to implement our business plan effectively to develop the significant undeveloped wind energy assets we now own.  For the past couple years, the Company has relied substantially upon sale of its common stock in private placements to provide funding for both operational and asset purchase purposes.

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

Wind Energy America, Inc.

Date:	February 20, 2009	By:
Robert O. Knutson, Managing Director