Form 10-Q
period 2009-03-31
WIND ENERGY AMERICA INC.
filed 2009-05-20
CIK 351809

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2009

Commission File No. 0-9996

WIND ENERGY AMERICA, INC.

(Exact Name of Registrant as specified in its charter)

 (State or other jurisdiction of
incorporation or organization)                                                                                                 (Federal IRS Identification No.)
            Minnesota                                                                                                                                        41-1387074

12100 Singletree Lane, Suite 100, Eden Prairie, MN 55344
(Address of principal executive offices)

(952) 746-1313
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES(X)                      NO( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.  YES()   NO(X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ()                                                      Accelerated filer ()                                           Non-accelerated filer(X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 1 2b-2 of the Exchange Act): YES ( ) NO(X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

 Class                                                                                                                                                              51,695,528 Common Shares ( par value $.05/share) Outstanding  at March 31, 2009

Transitional Small Business Disclosure Format (check One): YES ()                                                                                                                                          NO (X)

WIND ENERGY AMERICA, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2009	June 30, 2008
	(Unaudited)
Current Assets:
Cash	$8,558	$97,459
Accounts Receivable – affiliated partnerships	255,638	27,867
Total Current Assets	264,196	125,326

Property, Plant and Equipment
Building	-	1,992,905
Land	-	320,000
Accumulated Depreciation	-	-
Net Property, Plant and Equipment	-	2,312,905

Mortgage Receivable	1,589,430	-
Investments in Wind Energy Power Projects	13,117,436	12,046,975
Investment in Grand Sierra Resort Corporation	415,000	415,000
Total Assets	$15,386,062	$14,900,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Related Party Payable	$79,309	$11,146
Accrued Liabilities	37,102	31,108
Note Payable	10,000	10,000
Convertible Notes	89,152	94,152
Total Current Liabilities	215,563	146,406

Sale Leaseback Deferred Income	686,700	-
Total Liabilities	902,263	146,406

Stockholders' Equity:
Preferred Stock: no par value, authorized 10,000,000 shares, none issued	-	-
Common Stock: $.05 par value, authorized 50,000,000 shares, 51,695,528 and 49,854,862 shares outstanding as of March 31, 2009 and June 30, 2008, respectively	2,584,776	2,492,743
Additional Paid-in Capital	28,699,430	28,399,763
Accumulated Deficit	(16,800,407)	(16,138,706)
Total Stockholders' Equity	14,483,799	14,753,800
Total Liabilities and Stockholders' Equity	$15,386,062	$14,900,206
See accompanying notes to the unaudited consolidated financial statements.

WIND ENERGY AMERICA INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine and Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenue:
Rental income	$8,764	$-	$53,086	$-

Expenses:
General & administrative	164,074	72,807	499,227	195,183
Professional fees	38,730	116,321	209,119	170,558
Rental expenses	14,583	-	48,742	-
Total Expenses	217,387	189,128	757,088	365,741

Net Operating Loss	(208,623)	(189,128)	(704,002)	(365,741)

Other Income and Expenses:
Interest income	29,804	-	49,429	-
Interest expense	(2,154)	-	(7,128)	-
Total Other Income and Expenses:	27,650	-	42,301	-
Net loss	$(180,973)	$(189,128)	$(661,701)	$(365,741)

Per Share Data:
Net Loss per Common Share :	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	51,439,601	30,624,060	50,677,942	27,623,528

See accompanying notes to the unaudited consolidated financial statements.

WIND ENERGY AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2009 and 2008

	2009	2008
Cash Flows used in Operating Activities:
Net Loss	$(661,701)	$(365,741)
Adjustments to reconcile Net Loss to net cash used in Operating Activities
Depreciation expense	20,130	-
Stock based compensation	33,000	76,500
Changes in Operating Assets and Liabilities:
Increase in accounts receivable	(227,771)	-
Increase in prepaid rent	-	(5,000)
Increase in accounts payable and accrued liabilities	74,157	20,787
Increase in accrued expenses	-	6,400
Net Cash used in Operating Activities	(762,185)	(267,054)

Cash Flows used in Investing Activities:
Proceeds from sale of building	1,380,650	-
Proceeds from mortgage receivable	10,375	-
Investments in Wind Energy Assets	(1,104,441)	(851,175)
Net Cash provided by (used in) Investing Activities	286,584	(851,175)

Cash Flows provided by Financial Activities:
Proceeds from sale of common stock	391,700	945,416
Proceeds from long-term convertible notes	-	100,000
Payment of convertible debenture	(15,000)	-
Proceeds from convertible debenture	10,000	-
Net Cash provided by Financing Activities	386,700	1,045,416

Net Increase (Decrease) in Cash and Cash Equivalents	(88,901)	(72,813)
Cash and Cash Equivalents at Beginning of Period	97,459	114,595
Cash and Cash Equivalents at End of Period	$8,558	$41,782

Supplemental Non Cash Flow Information:
Cash Paid During the Period for:
Interest Expense	$7,128	$-
Income Taxes	$-	$-
Common Stock issued for Wind Projects	$-	$2,400,000
Sale of Building for Mortgage Receivable	$1.589,430	$-

See accompanying notes to the consolidated financial statements.

WIND ENERGY AMERICA INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended March 31, 2009 and 2008

A. Nature of Business and Summary of Significant Accounting Policies

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

PuraMed BioScience, Inc.

In April 2006, the Company acquired three over-the-counter consumer healthcare products and conducted its healthcare operations through PuraMed BioScience Inc. (“PuraMed”), a wholly owned subsidiary of the Company. On April 12, 2007, the Company spun-off PuraMed on the basis of 1 share of common stock of PuraMed for every 5 shares of common stock of Wind Energy America, Inc. The operations of PuraMed were consolidated through April 12, 2007 as discontinued operations.

Grand Sierra Resort Corp.

In 2006, the Company purchased for $415,000 a total of 1,037,500 shares of common stock of Grand Sierra Resort Corp., resulting in an ownership interest in Grand Sierra of slightly less than 1%.  Grand Sierra is a private company incorporated in the State of Nevada. The Company accounted for its investment in Grand Sierra using the cost method.

Wind Energy Business

Averill Wind Farm - In early 2007, the Company entered into its first transaction to engage in the industry of generating electricity from wind power turbines, which consisted of its purchase of a $200,000 equity interest in Averill Wind, LLC, a 10-megawatt (10,000 kilowatts) wind farm under development in Minnesota near Fargo/Moorhead.

Shaokatan Hills/Lakota Ridge Wind Farms - In August 2007, the Company completed a wind power asset purchase through its acquisition of Northern Alternative Energy Shaokatan, LLC, which owns the developer’s stake in two adjoining wind farms in Lincoln County, Minnesota. The acquisition price was $2,300,000 in cash.

These two wind farms, known as Shaokatan Hills LLC and Lakota Ridge LLC, were completed in 1999 and have been generating wind power electricity from their prime location on Buffalo Ridge for several years. These two wind farms contain 33 modern wind turbines, having a total rated power capacity of 23 megawatts. (23,000 kilowatts). The Company’s ownership of the developer’s stake in the wind farms will be only a minimal percentage interest with negligible cash flow until 2010, when the developer’s stake (the Company’s interest) converts into an 80% equity ownership of the two wind farms provided certain financial returns to the current principal owners have been satisfied.  Over the past few years, these 33 wind turbines have generated electricity at an average annual rate of approximately 68,000,000 kilowatt hours.

Zulu Wind LLC - In May 2007, the Company, in connection with a Memorandum of Understanding, (“MOU”) with Boreal Energy, Inc., a Minnesota corporation, invested $50,000 in an Interconnection System Impact Study to connect 300 MW (megawatts) of wind generated electricity to Excel Energy’s ZULU substation in southeast Lincoln County, Minnesota.  If undertaken in the future, this proposed wind farm project will be located east of the Zulu substation, but it cannot be developed until a planned large power transmission line is completed from Minneapolis to Buffalo Ridge.

CHI Energy Wind Farms - In the fall of 2007, the Company acquired the developer’s stake in a group of 16 separate small wind farms which are managed and maintained collectively and contain 46 modern wind turbines having a total rated power capacity of 30.36 megawatts. Virtually all of these CHI Energy wind farms are located on Buffalo Ridge in Lincoln County MN, and in the aggregate these 16 wind farms generate electricity at an average annual rate of approximately 93,000,000 kilowatt hours (kwh). The Company will receive only minimal revenues from the Chi Energy wind farms until 2010 when its interest in revenues will convert to 30% and eventually thereafter to 49%.

 Acquisition of Boreal Assets - In February 2008, the Company acquired a group of wind energy projects from Boreal Energy, Inc., consisting of certain wind farm projects under development and a “pipeline’ of proposed projects in various stages of design.  These Boreal assets were purchased by the Company in consideration for 28,500,000 shares of unregistered common stock of the Company.  There was no material relationship between Boreal and the Company or their respective officers, directors or affiliates prior to this transaction.

   Through an exchange transaction related to the Boreal Energy asset purchase, the Company also acquired additional assets including the Midwest Wind Energy Center and adjoining 160 acres in Lincoln County MN, four GAMESA modern wind turbines having aggregate rated capacity of 5.7 megawatts, and the Viking Wind Farm project in Martin County.  For a detailed description of this Boreal acquisition, the assets acquired and exchanged thereby, and  the accounting treatment of the transaction, see the annual report of the Company filed with the SEC on Form 10-K for the fiscal year ended June 30, 2008, which can be accessed at www.sec.gov.

Carrying Value of Wind Energy Assets – A detailed breakdown of the carrying value of the various wind energy assets of the Company is contained in the footnotes to the audited financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended June 30, 2008.

Basis of Presentation

   The financial information included herein for the Company’s third quarter and first nine months of its fiscal year ended June 30, 2009 is unaudited.  However, such information includes all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management of the Company, necessary for a fair presentation of financial position, results of operations and cash flows for these interim periods.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the USA have been condensed or omitted in this Form 10-Q pursuant to rules and regulations of the SEC. These financial statements should be considered in conjunction with the audited financial statements and notes thereto of the Company for the year ended June 30, 2008, which were included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

   The Company’s investments are carried at the lower of cost or fair value in accordance with  SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The carrying values of the Company’s investment in Grand Sierra Resort Corp and Shaokatan Hills/Lakota Ridge, Averill Wind and CHI Energy wind farm interests are carried at cost which may differ significantly from their economic values. The Company’s common stock issued to acquire the CHI Energy wind farm interests and the assets of Boreal Energy have been valued at the estimated fair value of the asset transaction at the time the transaction was finalized.

Cash Equivalents

   The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Stock-Based Compensation - Stock Options or Grants

   Effective January 1, 2006, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123(R).   SFAS No. 123(R) requires the Company to recognize in its financial statements the cost of employee or director or consulting services received in exchange for awards of equity instruments, based on the grant date fair value of those awards.  The Company currently uses the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  All outstanding warrants and options of the Company were fully vested as of their respective grant dates.

Fair Value of Financial Instruments

Cash, receivables, accounts payable and accrued liabilities are carried at amounts that reasonably approximate their fair value due to the short-term nature of these amounts.

Impairment

The carrying value of assets is reviewed periodically or when factors indicating impairment become present.  Any impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.

Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is not shown, as the exercise of stock options and warrants using the treasury stock method are dilutive to the computation of loss per share.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No 141(R), “Business Combinations.” SFAS 141(R) changes the accounting for and reporting of business combination transactions as follows:  Recognition with certain exceptions, of 100% of the fair values of assets acquired,  liabilities assumed, and non controlling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development assets acquired at acquisition date fair value; recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if certain criteria are met as of the acquisition date;  and recognition of changes in the acquirer’s income tax valuation allowance resulting from the business  combination separately from the business combination as adjustments to income tax expense.  SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited.  The adoption of SFAS 141(R) will affect valuation of any business acquisitions made by the Company after June 30, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires, among other provisions,  that a noncontrolling or minority interest in a subsidiary must be classified as equity and any amount of consolidated net income attributable to the minority interest must be clearly identified in the consolidated statement of operations.  SFAS 160 will be effective for the Company’s fiscal year  beginning July 1, 2009, and the Company is currently evaluating the impact of the adoption of SFAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”) which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial results and position.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not anticipate that SFAS No. 161 will have a material impact on its business.

The Company has reviewed certain other recent accounting pronouncements and determined that they will have no present or future impact on the business of the Company.

B. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, which provides that deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  The valuation allowances have been recognized as equal to the income tax benefits in order to reduce the deferred tax assets to zero.

At March 31, 2009 the Company has federal income tax operating loss carryforwards of approximately $16,800,000 that expire through 2027 and State of Minnesota similar loss carryforwards of about $4,410,000 expiring through 2029.  Future utilization of these loss carryforwards by the Company, however, could be limited under Internal Revenue Code rules for significant changes of ownership.

C. Common Stock Issued for Services

During the six months ended December 31, 2008, the Company issued 120,000 unregistered common shares to its former CEO/CFO incident to an Employment Termination Agreement and recorded it as a management expense valued at $.275 to $.30/share.  As of March 31, 2009, 120,000 common shares remain to be issued under this Agreement.

D. Stock Sales

During the nine months ended March 31, 2009, the Company sold a total of 1,620,666 unregistered common shares to certain accredited investors in private placement transactions for aggregate proceeds of $391,700, resulting in an average price of $.21 per share.

E. Convertible Debt

As of June 30, 2008 the Company had borrowed $94,152 from an individual at 9% per annum, which loan is still outstanding and is callable by the lender upon 30 days notice to the Company.  As of March 31, 2009, the outstanding principal balance of this loan was $89,152.  All of such debt can be converted into common stock of the Company at a conversion price of $l.00 per share.

F. Funding Through Sale/Leaseback of MWEC

In November 2008 the Company obtained significant funding through a sale/leaseback of its Midwest Wind Energy Center (“MWEC”) with Trident Holding Group Inc.(“Trident”).  This transaction included the MWEC building along with the 160 acres in western Lincoln County MN where the MWEC is located.  Neither Trident nor any of its principals have had any relationship to, or other dealings with, WNEA prior to this transaction.

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

Incident to this sale/leaseback transaction, WNEA also granted Trident a security interest in the two Gamesa 850-kw wind turbines situated on the property along with future revenues generated by these two turbines.

Funding from this sale/leaseback has enabled the Company to order parts and materials to commence  transformer and turbine upgrading, grid interconnection,  and commissioning of the two Gamesa turbines on the MWEC property, as well as to satisfy substantial bank debt and retain an experienced wind power contractor to complete the wind farm project for the Company.

G. Stock Purchase Warrants

 During the three-month period ended March 31, 2009, the Company granted warrants to its three directors and a former Chief Executive Officer to purchase a total of 1,750,000 shares of common stock of the Company at an exercise price of $.30 per share.

H. Subsequent Event – Increase in Authorized Common Shares

On April 25, 2009 the shareholders of the Company approved an increase in the authorized common shares of the Company from 50,000,000 to 100,000,000 shares.  In this quarterly report, the Company has included in its outstanding common shares all private placement sales of its common stock occurring prior to March 31, 2009, some of which could not be issued until the shareholders of the Company approved the increase in authorized shares.  The Company is currently in the process of issuing certificates for shares which are in such “outstanding but unissued” status.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Wind Energy America, Inc. (the “Company”) was founded and incorporated in Minnesota in 1980 and for over 20 years was engaged in designing, manufacturing and marketing a line of cathode ray tube (“CRT”) displays and digital signs. Due to continuing losses in that business for a number of years, the Company during 2005 discontinued its CRT business. After evaluating various prospects in late 2005 and early 2006, the Company began developing and marketing non-prescription healthcare products to be marketed and sold under the PuraMed brand. The PuraMed  healthcare products business was conducted through a wholly-owned subsidiary Minnesota corporation, PuraMed BioScience, Inc.

Spinoff of PuraMed

On April 12, 2007 the Company completed a spin-off of its former PuraMed subsidiary to all its shareholders on a pro rata dividend basis of one share of PuraMed for each five shares of the Company’s common stock.  Since this spin-off, the Company and PuraMed have operated separately, with their respective managements, businesses, assets and capital structures being completely independent from each other.

Entry Into Wind Energy Business

In early 2007, the Company entered the wind power industry as its sole operational business and incident thereto also changed its name from Dotronix, Inc. to Wind Energy America, Inc.  In February 2007, we completed our first transaction in the wind energy business which was our purchase of a $200,000 equity interest in Averill Wind, LLC (Averill), a 10-megawatt wind farm being developed in Minnesota near Fargo-Moorhead.

The Company holds various ownership interests in completed wind farms in Minnesota and Iowa, and intends to acquire or develop additional wind power assets located in certain Midwestern and upper Great Plains regions of the USA. These regions are particularly suitable for generation of electricity from wind power since they feature sparsely populated and extensive flat prairies having high and consistent wind speeds. Moreover, farmers and ranchers and other rural citizens in our targeted regions welcome the substantial and profitable additional “crop” of wind farming along with the related and newly created “green collar” permanent jobs.

The primary strategic goal of the Company is to build and manage efficiently a large and diversified portfolio of profitable wind energy assets. The Company’s current wind power assets are located primarily in southwestern Minnesota in Lincoln County, and they consist of the developer’s stake in various wind farms on Buffalo Ridge, a geologic formation that cuts across much of Lincoln County and provides a leading wind regime for efficient and renewable energy from wind power turbines. Buffalo Ridge is well-known in the alternative energy industry for its high quality wind energy resources.

The producing wind farms in which the Company owns its interests contain 79 modern wind turbines having a total rated capacity of 53.5 megawatts (53,500 kilowatts), and they collectively generate approximately 160,000,000 kilowatt hours (kWh) of electricity annually. Acquisition by the Company of the developer’s stake in this core holding of premium Buffalo Ridge wind power assets accomplished a major step toward the Company’s strategic goal of building a large portfolio of diversified wind power assets.

 Purchase of Boreal Energy Assets

In February 2008, the Company acquired wind power assets owned by Boreal Energy, Inc. (“Boreal”), a Minnesota corporation based in suburban St. Paul, Minnesota. These assets were purchased pursuant to an agreement entered into in December 2007, which provided for the purchase of two separate Boreal asset categories. The first category consisted of development and design “pipeline” projects located primarily in Midwestern and upper Great Plains states, for which we issued and delivered 18.5 Million shares of our common stock to Boreal. The second category of Boreal assets consisted of a 15% equity interest in Navitas Energy Inc., a Minneapolis-based wind farm developer which is majority-owned by a leading Spanish wind turbine manufacturer.  At the time of our Boreal Energy purchase, Boreal Energy was in the process of exchanging this Navitas equity interest into wind power assets then owned by Navitas.  A material term of our Boreal Energy asset purchase agreement provided that we would issue an additional total of 10,000,000 shares of our common stock to Boreal Energy for these assets being exchanged by Boreal Energy for its 15% Navitas equity interest.  As of the closing date of the subject purchase, Boreal was in continuing negotiation with Navitas for the sale of this stock to Navitas in exchange for wind turbines and other wind farm assets and projects. Our agreement to pay 10 Million shares of our common stock for the assets received by Boreal from Navitas was subject to our determination that these assets have a fair value of at least $11,000,000, which was the carrying value of the Navitas stock on Boreal’s books.

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

iii)        The Viking Wind Farm project in Martin County, Minnesota, which is projected to include 100 megawatts of rated capacity, along with meteorological equipment,  wind studies, permits and capacity forecasts developed for the property by Navitas Energy as well as any other design or development documents or agreements for the project.

The Company‘s Reasons for Purchasing Boreal Assets

In reaching its determination to acquire wind energy assets from Boreal, the Company’s Board of Directors considered a number of factors, including the following:

* Certain Boreal ongoing development assets provided the Company with immediate access to specific projects already being developed.

* Boreal’ s  proprietary  pipeline of wind farm projects in various design and early development stages provided the Company with potential future development projects in leading wind regimes.

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

Valuation of Boreal Assets

Our valuation of Boreal assets was based on a number of tangible and intangible factors including the book value of certain assets on Boreal’s audited balance sheet, the development status of certain wind farms now underway, the Boreal pipeline of future prospects under various design stages,  recent industry transactions reflecting value creation payments for completed wind farms and early stage pipeline prospects, anticipated price/earnings ratios from comparisons to peer group public companies, and other considerations of the Board of Directors of the Company.  In anticipation of this transaction, Boreal Energy performed an impairment assessment and wrote down its assets to the readily identifiable market value of its turbines and real estate, which we considered in our evaluation of Boreal assets.  Although many of these valuation factors are very subjective in nature, the Company’s Board believes that its evaluation process has been sound and considered the standard factors used in our industry to evaluate wind energy assets.

The Company did not seek or obtain any independent appraisal of the Boreal assets being purchased in this transaction.

Recent Funding Development – Sale/Leaseback of Wind Energy Center

As part of the Navitas stock-for-assets exchange included in the Boreal assets purchase (See “Purchase of Boreal Energy Assets” herein), the Company acquired the Midwest Center for Wind Energy (MCWE) and the 160 acres of land in Lincoln County, Minnesota on which it is situated.  In November 2008 the Company closed a sale/leaseback transaction for the MCWE and its land which resulted in the Company realizing the substantial funding necessary to finance the commissioning of certain Gamesa wind turbines which also had been acquired in the Navitas stock-for-assets exchange.  A detailed description of the sale and lease terms of this transaction is contained in Footnote F to the financial statements included in this Form 10-Q quarterly report.

Funding from this sale/leaseback transaction has been utilized by the Company to satisfy substantial bank debt secured by the MCWE property, purchase parts and materials to upgrade the Gamesa wind turbines and their grid interconnection, and to satisfy certain other expenses related to commissioning these Gamesa wind turbines.  The Company also retained a leading wind turbine maintenance company to commission and break-in the turbines, which is undergoing and expected to be completed by the summer of 2009.  When commissioning and break-in of these Gamesa wind turbines is completed, the Company will begin receiving its first material revenues from generating utility-scale electricity from wind power, which will represent a landmark achievement for the Company.

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

These Buffalo Ridge wind power interests were acquired by the Company from their developer, which had developed them and retained a developer’s stake upon their completion.  These purchases by the Company of various wind farm interests included the developer’s stake in Shaokatan Hills LLC, Lakota Ridge LLC, and 16 small wind farms collectively known as CHI Energy wind farms. These Buffalo Ridge wind farm interests are located in Lincoln County, Minnesota, which adjoins South Dakota.

Shaokatan Hills/Lakota Ridge —The Shaokatan Hills wind farm has 18 modern wind turbines (Vestas 660 kw) on 1,000 acres having a total rated capacity of 11.88 megawatts, and the Lakota Ridge wind farm has 15 modern wind turbines (Micon 750 kw) on 640 acres having a total rated capacity of 11.25 megawatts. During a recent four-year period, the 33 wind turbines on Shaokatan Hills/Lakota Ridge generated electricity at an average annual rate of 68,300,000 kilowatt hours (kWh). Lakota Ridge is north of and adjoins Shaokatan Hills.

Chi Energy Wind Farms - This group of small wind farms consists of 16 separate wind farms which are managed and maintained collectively, and they contain a total of 46 modern wind turbines (Vestas 660kw) having a total rated capacity of 30.36 megawatts. During a recent four-year period, these Chi Energy wind farms generated electricity at an average annual rate of 93,000,000 kilowatt hours (kWh). Chi Energy wind farms are located both in the north end of Lincoln County near Shaokatan Hills/Lakota Ridge and in the south end of Lincoln County near Lake Benton.

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

WIND POWER OPPORTUNITY IN THE USA

Electric generating capacity of the USA wind power industry has increased significantly over the past few years. In 2006 alone, for example, generating electricity from wind power turbines increased almost 30%, and 2007 experienced a much larger increase of over 45% in new wind farm developments. The Company believes that these impressive growth levels of wind farm installations have continued in 2008 and will continue for many future years. There is currently at least 25,000 megawatts of installed wind power capacity in the USA, yet the percentage of electricity generated by wind power in the country is still only approximately 1% of total electricity demands. One megawatt of rated wind power capacity produces enough annual electricity during a typical year to satisfy the electricity needs of 250-300 residences.

The USA has enormous wind power resources, far exceeding the established leading European wind regimes. In particular, the huge and sparsely populated flat and consistently windy plains areas in upper midwestern and all Great Plains states provide virtually unlimited wind power resources. Accordingly, the Company has directed its strategic business plan toward wind power asset acquisition and development in these plains regions, which the Company believes have the best and most accessible wind regimes in the USA.  Moreover, these targeted regions of the Company are located relatively near to the Company’s base of operations in the MinneapoIis/St. Paul metropolitan area.

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

* The federal Production Tax Credit (PTC) provides significant credits for wind generated electricity of $.021 per kilowatt hour (kWh) for ten years.

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

Comparison of Three-Month Periods Ended March 31, 2009 and 2008

Revenues— Operating revenues for the three-month period ended March 31, 2009 were $8,764 compared to no revenues for the comparable 2008 period.  The 2009 operating revenues were from occupants renting lodging rooms at our Midwest Center.

We also received interest income of approximately $30,000 for the three months ended March 31, 2009 related to the sale/leaseback of the Midwest Center with Trident Holdings LLC.

 Selling, general and administrative – These expenses include administrative, consulting, management and professional services and fees, which increased slightly from $189,128 for the three months ended March 31, 2008 to $202,804 for the comparable three-month period of 2009.  These increased expenses in the three-month period ended March 31, 2009 were due to increased costs of managing growing wind energy assets.

Net (loss) - Net losses for the three month periods ended March 31, 2009 and March 31, 2008 were basically similar,  being $(180,973) for the three months ended March 31, 2009 compared to $(189,128) for the three-month period ended March 31,2008.

Comparison of Nine-Month Periods Ended March 31, 2009 and 2008

Revenues – Operating revenues for the nine-month period ended March 31, 2009 were $53,086 compared to no revenues for the comparable nine-month period of 2009.  The operating revenues were from occupants renting lodging rooms at our Midwest Center for Wind Energy.

We also received interest income of approximately $50,000 for the nine months ended March 31, 2009 related to the sale/leaseback of the Midwest Center for Wind Energy.

Selling, general and administrative – These expenses include administrative, management consulting and professional services and fees, which increased to $708,346 for the nine months ended March 31, 2009 from $365,741 for the nine months ended March 31, 2008.  This increase was due primarily to increased expenses and fees related to the costs of acquiring and maintaining the wind power assets acquired in the Boreal Energy asset purchase.

Net (loss) - Net loss for the nine months ended March 31, 2009 was $(661,701) compared to a net loss of $(365,741) for the nine-month period ended March 31, 2008.  The larger net loss for the nine-month period ended March 31, 2009 was due primarily to the increased expenses and fees referred to in the preceding paragraph.

                                                                                                                                                           Cash Flow Information

Operating activities - Net cash consumed by operations during the nine-month period ended March 31, 2009 was $762,185 and consisted of a net loss of $661,701 along with an increase in accounts receivable of $227,771 to affiliated wind energy partnerships which was offset by depreciation of $20,130 and stock-based compensation of $33,000 along with an increase in accounts payable of $74,157.

Investing activities- Net cash provided by investing activities during the nine-month period ended March 31, 2009 was $286,584 and consisted of net proceeds of our sale/leaseback of the Midwest Center for Wind Energy of $1,380,650 plus mortgage receivable proceeds of $10,375 offset by investments in wind power projects totaling $1,104,441.

Financing activities - Net cash provided by financing activities during the nine-month period ended March 31, 2009 was $386,700 and consisted of a stockholder loan of $10,000 along with $391,700 in proceeds from the sale of common stock offset by $15,000 paid against debt principal.

Plan of Operation and Liquidity

As a result of the preceding described cash flows for the nine-month period ended March 31, 2009, our cash position decreased by $88,901 during this nine-month period from $97,459 at July l, 2008 to $8,558 at March 31, 2009.

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

Our primary focus for at least the next twelve months is to obtain additional substantial financing in order to complete development of wind farm projects in Minnesota and Iowa. We intend to obtain the needed funding through private or public placements of equity or debt securities or sale of interests in our wind energy projects.  There is no assurance, however, that we can obtain any anticipated material funding through any source. If we cannot raise such planned funding, we will be unable to implement our business plan effectively to develop the undeveloped wind energy assets we now own.  For the past couple years, the Company has relied substantially upon sale of its common stock in private placements to provide funding for both operational and asset purchase purposes.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its Principal Executive Officer/Principal Financial Officer, of the Company’s disclosure controls and procedures as defined in Rules 13a- 15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Principal Executive Officer/Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Dated: May 19, 2009                                            Wind Energy America Inc.

                                                                                        By: /s/ Robert O. Knutson
                                                                                       Robert O. Knutson, Managing Director