Form 10-K
period 2009-06-30
WIND ENERGY AMERICA INC.
filed 2009-10-19
CIK 351809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

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

Indicate by checkmark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]     NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES []     NO [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer", accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer
Accelerated filer
Non-accelerated filer
Smaller reporting company	X

Indicate by check mark whether registrant is a shell company. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 16, 2009 was approximately $11,315,000 based upon the closing price of the Registrant's Common Stock on such date.

APPLICABLE ONLY TO REGISTANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PREDEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   YES [ ]    NO [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

There were 55,624,381 shares of Common Stock outstanding as of October 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [X]

PART I

Item 1.  Description of Business

     Since early 2007, the registrant Wind Energy America Inc. (“the Company”) has been engaged solely in the wind power segment of the alternative renewable energy industry.

Background

     The Company was founded and incorporated in Minnesota in 1980 under its former name, Dotronix Inc.  For over 25 years, the Company designed, manufactured and marketed a line of cathode ray tube (CRT) displays and digital signage. In 2005, the Company discontinued its CRT business and began developing non-prescription healthcare products to be marketed under the PuraMed brand, which business was conducted through PuraMed BioScience Inc.   (“PuraMed”), a wholly-owned subsidiary Minnesota corporation.  In late 2006, the Company decided to focus entirely on entering the wind energy business, and accordingly further decided to spin off its PuraMed business.

Spin-Off of PuraMed

      In April 2007, the Company completed the spin-off of its PuraMed subsidiary through a pro rata dividend to all its shareholders on the basis of one common share of PuraMed for each five common shares of the Company held by its shareholders.  Concurrent with this spin-off, the Company changed its name from Dotronix Inc. to Wind Energy America Inc.  Since the spin-off, the Company and PuraMed have operated separately, with their respective assets, managements, businesses, and capital structures being completely independent from each other.

Strategic Plan of the Company

     The primary strategy of the Company is to create and manage effectively a large and diversified portfolio of profitable wind energy assets, both through acquisition of existing wind farm assets and through development of new wind farms.  Since early 2007, the Company has acquired substantial wind farm assets including interests in completed wind farms and a significant “pipeline” of wind farm projects in various stages of design and development.  The Company’s wind energy assets are located primarily along Buffalo Ridge, a geological formation which extends southeasterly from eastern South Dakota across southwestern Minnesota and into northwestern Iowa.

Buffalo Ridge is well-known in the alternative energy industry for its high quality wind energy resources.

     Besides the wind power interests now held by the Company in Minnesota and Iowa, the Company intends to acquire or develop additional wind power assets in various Midwestern and Great Plains regions of the USA.  These regions targeted by the Company are particularly suitable for generation of electricity from wind energy since they feature sparsely populated and extensive flat prairies having high and consistent wind speeds.  Moreover, farmers and ranchers and other rural citizens in these regions generally welcome the profitable additional revenue-producing “crop” of wind farming along with the related new “green collar” local jobs.

Purchase of Boreal Energy Assets

       In December 2007, the Company entered into its principal acquisition which resulted in its purchase of substantial wind power assets from Boreal Energy Inc. (“Boreal”), a Minnesota corporation based in suburban St. Paul, which asset purchase was not formally completed until September 2008.  For these assets, the Company agreed to pay Boreal a total of 28,500,000 shares of the Company’s common stock.  The terms of this Asset Purchase Agreement between Boreal and the Company provided for the division of Boreal assets into two categories.

     The first category of Boreal assets purchased by the Company included design and development rights to a substantial “pipeline” of various wind farm projects in Upper Midwest and Great Plains regions, which we believe are located in some of the most favorable wind regimes in North America for generation of electricity from modern utility-scale wind power turbines.  For this Boreal pipeline of projects, we allocated and paid to Boreal 18,500,000   common shares incident to the first stage closing of this acquisition which took place in February 2008.

     The second category of Boreal assets consisted of a contingent 15% equity interest in Navitas Energy Inc. (“Navitas”), a wind power developer which is majority-owned by Gamesa, a leading Spanish wind turbine manufacturer, for which we allocated 10,000,000 shares of our common stock. The Boreal asset purchase agreement, however, granted Boreal the option to exchange this Navitas equity interest for substituted wind energy assets  provided the Company was satisfied with the value of such exchanged substituted assets.   Pending the evaluation and resolution of this exchange, the balance of 10,000,000 common shares of the Company were placed in escrow.  Boreal elected to transfer wind energy assets rather than its Navitas equity interest, and after February 2008, Boreal negotiated and effected an exchange of its Navitas equity interest for wind power assets satisfactory to the Company. Although complete transfer documents for this exchange were not formally completed until September 2008, it was agreed to and reflected in our financial statements for our fiscal year ending June 30, 2008.  Upon completing this second stage of the purchase agreement, the 10,000,000 escrowed common shares of our stock were delivered and paid to Boreal.  The wind energy assets substituted for Boreal’s equity interest in Navitas were determined by us to have a value of at least $11,000,000, which was approximately the carrying value of the Navitas interest  on the financial records of Boreal.  Following is a description of these wind energy assets received by us which were exchanged by Boreal for its Navitas equity interest:

two 850kw (kilowatt) Gamesa G-52 wind turbines and two 2Mw (megawatt) Gamesa G-80 wind turbines and related equipment located on wind farm projects on Buffalo Ridge in Minnesota and Iowa;

the Midwest Center for Wind Energy (MCWE) facility along with the 160 acres where it is situated in Lincoln County, Minnesota, comprising a modern building of 11,200 square feet including 8 lodging rooms, 4 offices, a large meeting room, a conference room, a maintenance shop area, and spaces for viewing exhibits on wind power.

the Viking Wind Energy project in Martin County MN which if developed could include a capacity rating of up to 100 megawatts, including meteorological equipment and permits related to its completed wind studies, all wind data and wind power capacity forecasts conducted on the property by Navitas, and all interconnection documents related to the project.

       Valuation of Boreal Assets — Our valuation of Boreal assets was based on a number of tangible and intangible factors and considerations including the book value of assets on Boreal’s audited balance sheet, the design or development status of wind farm projects held by Boreal, recent wind power industry transactions which reflect value creation amounts paid for completed wind farms and early stage pipeline projects, and other considerations of the Board of Directors of the Company.  Although many of the valuation factors used by the Company are quite subjective in nature, the Company believes that its evaluation process was sound and considered the standard factors and determinations used in the wind power industry to evaluate wind energy assets.  In anticipation of closing this transaction, Boreal Energy had performed an impairment assessment under which Boreal wrote down its assets to the readily identifiable market value of its hard assets including turbines and real estate, which we considered in our evaluation of Boreal assets.  The Company did not seek or obtain any independent appraisal of the Boreal assets purchased in this transaction.

Voting Trust — To ensure that the Company did not sell or transfer control of its business upon completing the Boreal asset purchase, the Asset Purchase Agreement required Boreal to enter into a voting trust provision whereby for a two-year period approximately 10,000,000 common shares of the Company issued in this transaction must be voted for any shareholder proposal only with the consent of a current director of the Company.  This provision is now moot and no longer material, since a majority of the common shares of the Company acquired by Boreal in this transaction have been sold or transferred by Boreal to other persons, none of whom is a principal shareholder of the Company.

Reasons for Purchasing Boreal Assets — In reaching a determination to purchase the Boreal assets, the Board of Directors of the Company considered a number of material factors, including the following:

* Certain Boreal ongoing projects provided the Company with immediate access to specific projects already being developed.

* Boreal’s proprietary pipeline of wind farm projects provided the Company with potential future wind energy prospects in leading wind regimes.

* The Company believed it would be able to attract and access substantial future capital funding from debt and/or equity financing due to the Boreal transaction.

* Future development of Boreal pipeline wind power projects will enable the Company to become a growing and recognized participant in the rapidly growing wind energy industry, thus improving the visibility and status of the
Company as a publicly traded entity.

Wind Power Opportunity and Industry in the USA

Electric generating capacity of the USA wind power industry has increased significantly over the past few years.  In 2006, generating electricity from wind turbines increased almost 30%, and in both 2007 and 2008 there was a substantially larger annual increase of over 40% in new wind farm developments. The Company believes that impressive growth levels of wind farm installations will continue for many future years.  There is currently at least 25,000 megawatts of installed wind power capacity in the USA, yet the percentage of electricity provided by wind power in the country is still only approximately 1% of total electricity demands.  One megawatt of rated wind power capacity produces enough electricity during a typical year to satisfy the electricity needs of 250-300 residences.

     The USA has enormous wind power resources, far exceeding the more established European wind regimes. In particular, the huge and sparsely populated flat and consistently windy plains regions in upper Midwest and Great Plains states provide virtually unlimited wind power resources.  Accordingly, the Company has focused its strategic business plan toward wind farm acquisition and development in these plains regions.  The Company believes these regions provide the most accessible wind regimes for its operations, particularly since they are located relatively near the Company’s base of operations in the Minneapolis/St. Paul metropolitan area.

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

* The Federal Production Tax Credit (PTC) provides significant credits for ten years of $.021 per kilowatt hour (kwh) for wind generated electricity.

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

* Strong and growing public pressures are now being exerted on legislative and executive bodies and  politicians to promote and develop “green” alternative renewable energy sources to combat global warming and other adverse environmental effects caused by burning fossil fuels to generate e1ectricity.

Developer’s Stake Assets Acquired in 2007

     During the second half of 2007, the Company purchased from Northern Alternative Energy Inc. its subsidiary known as Northern Alternative Shaokatan LLC (“NAE Shaokatan”).  Through this purchase of NAE Shaokatan, the Company obtained assets known as the “developer’s stake” in various wind farms located mainly on Buffalo Ridge in southwestern Minnesota.  These developer stake interests in wind farms initially represents only a minimal or immaterial ownership of the wind farm, but also represents a substantial future ownership of wind farm revenues upon the occurrence of a specified event commonly known also as the “flip” date.  When such a flip occurs under the terms of the wind farm ownership agreement, the developer’s stake flips or converts into a prescribed ownership interest for the remaining life of the wind farm.  Generally this flip does not occur until at least the expiration of the ten-year federal Production Tax Credit (PTC).  When the flip occurs, the wind farm ownership interests other than the developer’s stake are decreased in the same amount as the increased developer’s stake.  The Company anticipates that as the future flips of its developer’s stakes occur, the Company will receive substantial revenues from these wind energy assets for many years.

     Through its purchase of  NAE Shaokatan, the Company obtained the developer’s stakes in two wind farm groups owned by different principals, the first being two adjoining wind farms known as Shaokatan Hills and Lakota Ridge, and the second consisting of 16 small wind farms collectively known as CHI Energy.  The developer’s stakes are identical for Shaokatan Hills and Lakota Ridge, and likewise the developer’s stakes are the same for all 16 wind farms of CHI Energy.

     The Company paid to Northern Alternative Energy Inc. a total of $2,500,000 in cash and 4,000,000 shares of common stock of the Company (valued at $.60 per share) for NAE Shaokatan, of which $2,300,000 in cash was paid for the developer’s stakes of Shaokatan Hills and Lakota Ridge, and $200,000 in cash and 4,000,000 shares of common stock of the Company was paid for the developer’s stakes of the 16 wind farms of CHI Energy.

     Shaokatan Hills/Lakota Ridge contain a total of 33 wind turbines on agricultural land, with Shaokatan Hills having 18 Vestas 660kw wind turbines on 1,000 acres with a total rated capacity of ll.88 megawatts (MW), and Lakota Ridge having 15 Micon 750kw wind turbines on 640 acres with a total rated capacity of 11.25 MW.  During a recent four-year period, these 33 turbines generated electricity at an average annual rate of approximately 68,000,000 kilowatt hours (kwh).  Lakota Ridge is north of and adjoins Shaokatan Hills.  The developer’s stakes of both Shaokatan Hills and Lakota Ridge provide a 0.l% ownership in the wind farms until the flip date when they convert to 80% ownership.  The flip for Shaokatan Hills and Lakota Ridge does not occur until the later of the expiration of the ten-year PTC or that date when the principal owners receive a prescribed total return on their investments in the wind farms.  The Company believes that the flip dates for Shaokatan Hills and Lakota Ridge will occur by 2011.

     The 16 wind farms of CHI Energy are managed and maintained collectively, and contain a total of 46 Vestas 660kw wind turbines on various agricultural properties and having a total rated capacity of 30.36 megawatts (MW).  During a recent four-year period, these 46 turbines generated electricity at an average annual rate of approximately 93,000,000 kilowatt hours (kwh).  These 16 wind farms are situtated in the north end of Lincoln County MN directly north of Lakota Ridge and in the south end of Lincoln County near the town of Lake Benton.  The developer’s stakes of these 16 wind farms provide initial ownership of only 0.1% and also contain a dual flip, with ownership increasing to 30% when the first flip occurs and then further to 49% upon occurrence of the second flip.  The first flip occurs upon the expiration of the ten-year PTC, and the second flip occurs when certain loan financing covering the wind farms is satisfied.  The Company anticipates that the initial flip dates for these 16 wind farms will occur during 2010-2011 depending upon when each wind farm was commissioned, with the second flip occurring approximately four years after the first flip.

Averill Wind LLC

     In 2007 the Company also acquired a $200,000 equity interest in Averill Wind LLC, which is a 10 megawatt Minnesota wind farm being developed near Fargo, North Dakota.  Like Buffalo Ridge, the Averill site is located in a particularly favorable region for wind power resources.

Grand Sierra Resort Corp. Investment

In July 2006 the Company formed a Minnesota corporate subsidiary, Grand Realty Group Inc., for the purpose of acquiring an equity interest in Grand Sierra Resort Corp. (“Grand Sierra”), a private company incorporated in Nevada.  Grand Sierra purchased the Reno Hilton Hotel/Casino complex in Reno, Nevada in June 2006 from Harrah’s Entertainment Inc. and promptly changed its name to Grand Sierra Resort & Casino.  This Grand Sierra complex includes a large casino gaming area, hotel rooms, many condominium units, and various retail businesses.  Through certain warrant rights held by the Company, the Company in 2006 purchased a total of 1,037,500 shares of Grand Sierra common stock for $415,000 representing approximately an ownership of 1% of Grand Sierra.  Although the Company continues to hold its common stock interest in Grand Sierra, a recent impairment evaluation of this asset has resulted in the Company’s Grand Sierra investment being written down to a fair value of only $15,000.

Item 1A.  Risk Factors

Not applicable

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.  Description of Property

The wind farm interests and related assets of the Company have been described in detail in the foregoing Item 1 of this Annual Report on Form 10-K.

The real estate acquired by the Company via the Boreal asset purchase consisted of the Midwest Center for Wind Energy facility which is located on 160 acres in Lincoln County, Minnesota, legally described as follows:

    The Northwest Quarter of Section 29, Township 111, Range 46,
    Lincoln County, Minnesota;

         which real estate the Company sold and leased back in November 2008 pursuant to a transaction described in Item 7 of this Annual report on Form 10-K under the title “Liquidity and Resources.”

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Only one matter was submitted to a vote of security holders of the Company during the fourth quarter of fiscal year ended June 30, 2009, which was the approval by shareholders of the Company in April 2009 of an increase in authorized common shares from 50,000,000 to 100,000,000 common shares.

PART II

Item 5.  Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock trades on the Over the Counter ("OTC") Bulletin Board under the symbol WNEA.OB, which bulletin board quotation system is administered by NASDAQ.

The following table sets forth, for the periods indicated, the quarterly high and low closing prices for the Company’s common stock quoted on the OTC Bulletin Board, which quotes represent prices between dealers and do not include adjustments for retail mark-up, mark-down or commission and may not represent actual transactions.

	Year Ended June 30, 2009		Year Ended June 30, 2008
	High	Low	High	Low
Quarter ended September 30	$1.20	$0.20	$3.43	$1.70
Quarter ended December 31	0.40	0.15	2.58	1.68
Quarter ended March 31	0.35	0.24	2.24	0.95
Quarter ended June 30	0.28	0.22	1.40	1.05

     As of September 30, 2009, the Company had approximately 435 shareholders of record.  The Company did not declare or pay any cash dividends on its common stock during the last two fiscal years ended June 30, 2009 and 2008, and does not expect to pay any cash dividends for the foreseeable future.  The foregoing number of record shareholders does not include beneficial owners whose shares were held of record by nominees or broker-dealers, and accordingly the number of record shareholders does not bear any relationship to the number of beneficial owners of the Company's common stock.

     There were no issuer repurchases by the Company during the fiscal year ended June 30, 2009.

Item 6.  Selected Financial Data

Not applicable.

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

All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict future results and activities.  Our actual results may differ materially from those projected, stated or implied in our forward-looking statements as a result of many factors including, but not limited to, our overall industry environment, our ability to raise sufficient capital for planned wind energy asset purchases and project development, effectiveness of our acquisition and development activates, efficient operation of our wind energy assets, prevailing energy prices, government regulatory matters, competitive pressures, general economic conditions and our financial condition.

Our forward-looking statements relate only as of the date made by us.  We undertake no obligation to update or revise any such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider all disclosures we make in this and other reports.

Comparison of Results of Operations for Fiscal Years Ended June 30, 2009 and 2008

Revenues  – There were revenues of $99,503 for fiscal year 2009 compared to no revenues for fiscal year 2008.  Fiscal 2009 revenues constituted rental income derived from the lodging and meeting rooms at the Midwest Wind Energy Center.

              General and Administrative Expenses – These expenses include administrative, management, and professional services and fees, which expenses in total increased from $933,939 for fiscal year 2008 to $l,625,050 for fiscal year 2009.  These increased selling, general and administrative expenses in fiscal year 2009 were primarily due to greater expenses connected with the increased management, administrative and development expenses incurred in fiscal 2009 to support and commence development of the various wind energy assets purchased in late fiscal 2008.

               Impairment and Abandonment Expense - The Company expensed $426,757 for impairment and abandonment of assets in fiscal year 2009 compared to none in fiscal year 2008.  Most of such 2009 expense related to the large impairment taken on the Grand Sierra Resort investment.

Net Operating Loss – Net operating loss for fiscal year 2008 was $(933,939) compared to a net operating loss of  $(l,952,304) for fiscal year 2009.  This substantial loss increase of $(l,018,365) in fiscal year 2009 was due to the overall increases in administrative, general and professional expenses to support and commence development of newly acquired wind energy assets along with the substantial impairment expensed against the Grand Sierra Resort investment.

Net Loss – Net loss for fiscal year 2008 was $(937,499) compared to a net loss of $(1,889,475)  for fiscal year 2009.  Net loss comparisons for the two fiscal years were virtually the same as the above net operating loss comparisons.  Fiscal year 2009 also included net interest income of about $80,000 related to the sale/leaseback of the Midwest Wind Energy Center.

Securities Issued for Compensation - The Company issued or granted common stock and warrants for compensation in the total amount of $509,429 in fiscal year 2008 compared to $608,150 in fiscal year 2009. ..

Certain Cash Flow Comparisons

       Investing activities related to purchase of and investments in wind energy properties included $875,375 in fiscal year 2008 compared to $974,622 in fiscal year 2009.  Proceeds from the sale of fixed assets in fiscal year 2009 in the amount of $1,374,474 derived from the MWEC sale/leaseback transaction.

       Cash flows from financing activities included sales of common stock in fiscal year 2008 in the amount of $1,137,942 and in fiscal year 2009 in the amount of $653,994.

Overview and Plan of Operation

     The Company was founded and incorporated in Minnesota in 1980 to engage in manufacturing and marketing cathode ray tube (CRT) displays and digital signs.  Due to continuing losses in that business for a number of years, the Company discontinued its CRT business by the end of 2005, and then in 2006 began developing and marketing non-prescription healthcare products under the PuraMed brand.  The PuraMed business was conducted through a wholly-owned subsidiary Minnesota corporation, PuraMed Bioscience Inc.  In April 2007, the Company completed a spin-off of its PuraMed Bioscience Inc. subsidiary to all its shareholders on a pro rata dividend basis, and since the spin-off, the Company and PuraMed BioScience Inc. have operated completely independent from each other.   In early 2007, the Company also entered the wind power industry as its sole business and incident thereto changed its corporate name from Dotronix, Inc. to Wind Energy America Inc.

     During 2007, the Company acquired substantial interests in various wind farms primarily located on Buffalo Ridge in southwestern Minnesota.  These interests represented the “developer’s stake” in various wind farms containing a total of 79 modern wind turbines having a total rated capacity of 53.5 megawatts (53,500 kilowatts) which collectively generate approximately 160,000,000 kilowatt hours (kWh) of electricity annually.  Acquisition by the registrant of the developer’s stakes in this core holding of Buffalo Ridge wind farms accomplished a major step toward the strategic goal of the registrant to create a substantial and diversified portfolio of wind power assets.

     During 2008, the Company purchased substantial additional tangible and intangible wind power assets from Boreal Energy Inc. for 28,500,000 shares of common stock of the Company, which Boreal asset purchase was fully reflected on the financial statements of the Company for the fiscal year ending June 30, 2008.

     All such purchases of wind energy assets acquired during 2007 and 2008 by the Company are described in further detail in Item 1 of this Annual Report on Form 10-K.

     The strategic goal of the Company over the coming years is to acquire and develop a broad portfolio of wind power assets located principally in certain Midwestern and upper Great Plains regions of the USA.  These regions are particularly suitable for generation of renewable energy since they feature flat prairies having high and consistent wind speeds.  Moreover, there is no material NIMBY (not-in-my-back-yard) factor to contend with in these targeted regions such as is frequently encountered in more populous areas of the country.

Liquidity and Capital Resources

     Sale/Leaseback of Wind Energy Center – In order to fund working capital, development expenses and satisfy certain bank payments during much of fiscal year 2009,  the Company entered into a sale/leaseback transaction in November 2008 for the Midwest Wind Energy Center (MWEC) which was owned by the Company from its purchase of Boreal assets.  Funding from this sale/leaseback transaction has been utilized by the Company to satisfy bank debt secured by the MWEC property, to purchase parts and materials to begin upgrading and commissioning the Gamesa turbines owned by the Company in Minnesota and Iowa, to make ongoing installment bank payments on Iowa wind farms, and for certain working capital purposes.  A detailed description of the sale and leaseback terms of this transaction is contained in Footnote J to the Company’s unaudited financial statements included in its second quarter Form 10-Q report filed with the SEC on February 20, 2009.

     Future Funding - In order to effectively develop its wind power assets, the Company will need to continue obtaining substantial funding through debt or equity sources, or sale of wind energy assets, or more than one of these sources.  There is no assurance, however, that the Company can obtain its needed development and working capital funding through further sale of its securities, or any available debt sources, or sale of any assets.  If the Company cannot raise substantial funding as planned, it will be unable to implement its business plan effectively and most likely will be unable to become profitable or satisfy its working capital needs in the future.  The Company currently only has enough working capital to support its management and administrative expenses until the end of 2009.

Critical Accounting Policies

     The preparation of financial statements requires the Company to make estimates and judgments affecting its reported amounts of assets, liabilities, revenues and expenses, and related disclosures.  On an ongoing basis, management of the Company will evaluate these estimates and judgments, which are based on historical experience, observance of industry trends, information from industry and governmental sources, and certain assumptions believed to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  Following are certain accounting policies affecting the Company’s more significant judgments and estimates used in the preparation of its financial statements:

        Stock-Based Compensation –   The Company expenses stock-based compensation issued to its management or others for goods and services provided to the Company.  The fair value of any securities issued for goods or services is expensed over the period in which the related goods or services are received.  Equity instruments issued by the Company for goods and services have been for common shares or common stock purchase warrants, which are fully vested, non-forfeitable, and either fully paid or exercisable at the date of grant.  Regarding any option or warrant grants, the Company determines their fair values using the Black-Scholes model of valuation.

        Impairment Evaluations – After the end of each fiscal year, the Company conducts an impairment evaluation of its material assets, including current assumptions regarding when the Company will receive future revenues from wind farms in which it owns developer’s stake interests and the estimated amounts of such future revenues.   If the results of any such impairment analysis indicates that recorded values for any assets have declined a material amount, the Company will adjust its recorded valuations on a discounted cash flow basis to reflect any such decline in value in its financial statements.  A brief description of material impairment evaluations for the fiscal year ending June 30, 2009 are as follows:

               Boreal Assets - These assets included the Midwest Energy Center (MWEC) and adjoining land, four Gamesa wind turbines totaling 5.7 megawatts of rated capacity, the Viking wind project in southern Minnesota, and a pipeline of potential wind energy projects in various locations.  We have not attributed any value to the pipeline of prospects on our balance sheet, although we believe the pipeline has significant intangible value.  Based on our experience and available industry information, it is our belief that wind turbine development costs range from $l.7-$2 Million per megawatt.  As measured against this development cost standard, the four Gamesa turbines alone are worth approximately the amount of value we are stating on our balance sheet for all such Boreal assets.  Accordingly, we believe there has not been any impairment of the Boreal assets as of June 30, 2009.

             Developer’s Stake Assets -  Based on definite and consistent electricity generation results over the past years for Shaokatan Hills, Lakota Ridge and CHI Energy wind farms, we determined that as of June 30, 2009 there was no impairment to our various developer’s stakes in these wind farms which are stated at their cost value to us.   We measure any possible impairment of these assets using reasonable “present value” determinations based on projected future revenues from them after they “flip” and are converted to substantial ownership interests.  Our estimated present values for these developer’s stake assets  as of June 30, 2009 was at least equal to their aggregate cost to us as stated in our financial statements.  Accordingly, we have not recognized any impairment to their cost basis value as of June 30, 2009.

              Averill Wind – Regarding the minority interest owned by us in Averill Wind LLC, a 10-megawatt wind farm project being developed in western Minnesota, we account for Averill on its cost basis to us of $200,000.  We have recently discussed the future continued development of Averill with its principal equity owners who are seeking additional funding to complete Averill.  We expect that Averill will still be developed when a suitable source of capital is obtained, and accordingly we do not believe any impairment of our Averill investment is necessary as of June 30, 2009.

              Grand Sierra Resort - During the fiscal year ended June 30, 2009, seriously depressed market and devaluation conditions occurred throughout the country for recreational condominium units such as those at the Grand Sierra Resort development in Reno, Nevada.  The principals of Grand Sierra have informed us that they have been unable to sell enough condominium units at Grand Sierra to provide them with ongoing and necessary working capital, and they do not expect any future improvement in the depressed nature of their local real estate market for condominiums.  Accordingly, we wrote down the Grand Sierra investment from its cost basis of $415,000 to $15,000, resulting in an impairment of $400,000 as of June 30, 2009.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements.

Item 8.  Financial Statements and Supplementary Data

     Financial statements are attached following the signature page and numbered beginning with page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

Item 9A(T).  Controls and Procedures

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1034 (Exchange Act)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of inherent limitations, a system of internal control over financial reporting may not detect or prevent misstatements, no matter how well conceived and operated.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009.  In making this assessment, management considered criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) which include the five components of control environment, risk assessment, control activities, information/communication, and monitoring.  Based on this assessment, management believes that the Company has maintained effective internal control over financial reporting as of June 30, 2009.  This report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The directors of the Company serve until their successors are elected or appointed and shall qualify.  Executive officers are elected by the Board of Directors and serve at the discretion of the directors.  There are no family relationships among the directors and executive officers of the Company.

Executive officers and directors of the Company are as follows:

Name	Age	Position
Donald Blakstad	50	Chairman and Director
Robert A. Williams	72	Director
Robert O. Knutson	72	Managing Director and CFO
Melvin E. Wentz	62	Director
Constantine Buzunis                                                                                                                                    51                                                  Director
Brian P. Hill                                                                                                                                                    46                                                  Director

     Donald Blakstad has been a director and Chairman of the Board of the Company since June 2009, and he currently provides management and financing services to the Company under a written consulting agreement.  Mr. Blakstad has many years of experience in founding, developing and managing small to large private companies.  In particular, he was the founder, principal owner and CEO of two large affiliated long-distance telephone companies headquartered in San Diego, which provided worldwide retail telephone services for many years to a large national and international customer base.  Mr. Blakstad grew his telephone service business from start-up to having over l,000,000 customers in 2000 when his business was sold to a large telephone service provider.  Since 2000, Mr. Blakstad has been engaged primarily in managing his personal real estate holdings and diverse corporate equity portfolio.

     Robert A. Williams has been a director of the Company since April 2007.  Mr. Williams is the founder and a principal owner of Bobby and Steve's Auto World, which owns and operates eight gas/service stations with full service garages and towing services in the Minneapolis/St. Paul metropolitan region.  Mr. Williams also is a member of the City Council of Columbia Heights, Minnesota.

     Robert O. Knutson has been a principal officer and/or director of the registrant since April 2007, being a director from then until September 2009, and having been CEO/CFO of the registrant from April 2007 until February 2008 and Managing Director/CFO since October 2008.  Mr. Knutson has practiced general and corporate law in the metropolitan Minneapolis area independently since 1971, and prior thereto he was an associate attorney with the downtown Minneapolis law firm of Dorsey & Whitney.  Mr. Knutson also is a director of Viper Powersports Inc., a publicly-traded manufacturer of premium custom cruiser motorcycles sold under the Viper brand.

     Melvin E. Wentz, a director of the Company since October 1, 2009, is the Chief Executive Officer of Novairus Energy, LLC, which has developed a large pipeline of early-stage wind power projects located mainly in prime wind resource areas of western states of the U.S.  Mr. Wentz has over 30 years of extensive and diversified experience in engineering, construction, project development, financing, management and operation of many electric power generation projects in the U.S., China, India and other countries, which projects have included wind energy, biomass, hydro, geothermal, coal and natural gas power generation facilities.  From 1995-2001, Mr. Wentz was a senior executive including being President, of Enserch Development and TXU Development, subsidiaries of Enserch and Texas Utilities, respectively.  He also managed a portfolio of at least 10 electricity generating facilities including wind farms.  His overseas development experience includes three coal-fired generation projects of 386 MW in China, a joint venture between New Zealand and Indonesian companies to develop a 300 MW geothermal plant in Indonesia, and project development and sale of a 250 MW gas-fired plant in India.  From 1990-1995 Mr. Wentz was Senior Investment Manager of a major finance division of Westinghouse Electric, where he assumed a leading role in structuring and financing over 200 MW (megawatts) of wind energy projects.

     Constantine Buzunis, a director of the Company since September 24, 2009, is a Senior Litigator with the San Diego law firm of Neil, Dymott, Frank, McFall & Trexler.  Since joining Neil Dymott in 1986, Mr. Buzunis has specialized in general civil litigation including personal injury, premises and product liability, construction accidents and defects, and other tort liability areas.  His extensive professional legal experience includes serving terms on the California State Bar Board of Governors, President and Director of the California Young Lawyers Association, and Director and Secretary of the San Diego Defense Lawyers Association.  Mr. Buzunis is admitted to practice law in state and federal courts of California and Michigan, the federal Ninth Circuit Court of Appeals, and the U.S. Supreme Court.  He also is a member of the Board of Directors of Gulf & Pacific Equities Corp., a publicly-traded Canadian Real Estate Investment Trust.

      Brian P. Hill, a director of the Company since October 1, 2009, is Chief Development Officer of Novairus Energy, LLC, and is currently involved in assemblying multiple early-stage wind power projects for Novairus in Wisconsin, Wyoming, and Pennsylvania.  Mr. Hill has over 25 years extensive experience in project development and management of various types of power generation facilities.  Since 1999, he has been employed primarily as a consultant while providing key project development services to various power and wind industry leaders such as Airtricity North America, Duke Energy, TXU, FPL Energy, Exelon and others.  His many accomplishments in wind power development include being project manager for construction of a 40.5 MW wind farm in New York State using GE wind turbines, managing early stage construction of a 250 MW wind power project in Texas, lead developer of an Iowa wind farm project, and managing early-stage development for proposed wind farms in Illinois and Michigan.  Mr. Hill’s many years of  hands-on development of wind power projects includes interconnection and transmission evaluation, selection and procurement of wind turbine types, wind resource evaluation, turbine siting, handling zoning and permitting matters, and  leasing and royalty negotiations with landowners.  Mr. Hill has earned widespread recognition as an expert in power development and has published and presented papers at several industry conferences.

Audit Committee

     The Company does not have a separately designated audit committee, but rather the entire Board of Directors serves as its audit committee.

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.  Based on the Company’s review of copies of Section 16(a) forms and representations from these persons, the Company believes that such persons have complied with such filing requirements during the fiscal year ended June 30, 2009, except that Boreal Energy Inc., a principal shareholder, failed to file forms relating to transfers of common stock of the Company effected by Boreal during such fiscal year.

Code of Ethics

     The Company has adopted a Code of Ethics and Business Conduct (the "Code") which applies to the business conduct of the principal executive officer, principal financial officer, principal accounting officer and controller.  This Code is available to any shareholder of the Company who sends a written request for a paper copy to:

Attn:  Robert O. Knutson
Wind Energy America Inc.
12100 Singletree Lane, Suite 100
Eden Prairie, MN 55344

     If the Company makes any substantive amendments to the Code or grants any waiver therefrom, including any implicit waiver from a provision of the Code for any directors or executive officers, the nature of such waiver or amendment will be disclosed by the Company in a Current Report on Form 8-K.

Item 11.  Executive Compensation

      The following table sets forth the cash and non-cash compensation for the last two fiscal years awarded to or earned by the Chief Executive Officer (CEO) of the Company.  No officer of the Company received annual compensation exceeding $100,000 for either of the past two fiscal years ended June 30.

Summary Compensation Table

Name and Position	Fiscal Year	Salary	Bonus	Stock Award(shs)		Warrants(shs)	Other Compensation
Robert O. Knutson, CEO/Managing Director(1)	2009	$25,000	$0	120,000	(2)	100,000(3)	$28,000	(2)
	2008	32,000	0	120,000	(2)	0	16,000	(2)
Darrel Kluge, CEO(1)	2009	40,000	0	75,000	(4)	100,000(3)	0
	2008	16,000	0	0		0	0

 (1) During this fiscal two-year period, Mr. Knutson served as CEO from July 2007 to February 2008; Mr. Kluge served as CEO from March 2008 to September 2008; and Mr. Knutson served as Managing Director (principal executive officer) from October 2008 to July 2009.

(2)  In February 2008 Mr. Knutson was awarded severance payments of $4,000 and 20,000 restricted common shares monthly for 12 months, for which he performed considerable management and legal services for the Company during fiscal years 2008 and 2009.
(3) In fiscal 2009, Messrs. Kluge and Knutson each received five-year warrants to purchase 100,000 shares of common stock of the Company exercisable at $.30 per share.
(4) Mr. Kluge was granted 75,000 restricted common shares incident to his resignation as CEO in 2008.

Option Grants during Fiscal Year 2009

     There were no grants of stock options to executive officers of the Company during the fiscal year ending June 30, 2009, nor were there any SAR grants to these persons during such fiscal year.

Outstanding Options or Option Exercises during Fiscal Year 2009

     None of the persons in the foregoing summary compensation table holds or owns any outstanding stock option or SAR grant for common stock of the registrant, and also none of these persons exercised any stock options or SAR grants during the fiscal year ended June 30, 2009.

Compensation of Directors

     For their services as a director of the Company during fiscal year ended June 30, 2009, in February 2009 the directors of the Company were awarded five-year warrants to purchase a total of l,250,000 common shares  exercisable over five years at $.30 per share.

     Subsequent to fiscal year 2009, the following transactions occurring in September 2009 involved compensation to directors:

         i) Rory Artig resigned as a director of the Company and Constantine Buzunis was concurrently appointed to replace Mr.
             Artig as a director.  Mr. Artig was granted 50,000 restricted common shares in consideration for his past services as a director, and Mr. Buzunis, for his agreement to serve as a director, was granted 250,000 restricted common shares and a five-
             year warrant to purchase an additional 250,000 common shares exercisable at the public market price per common share at the date of grant.

       ii) In consideration for his serving as the Chairman and a director of the Company and his reorganization efforts and expenses on behalf of the Company,  Donald Blakstad was granted a five-year  warrant to purchase 10 Million common shares exercisable at the public market price per common share at the date of grant.

      iii) Steven A. McMichael, Robert O. Knutson and Robert A. Williams were granted five-year warrants to purchase a total of
            6,000,000 common shares exercisable at the public market price per common share at the date of grant, which included warrants for 2,500,000 shares for each of  Messrs. McMichael and Knutson and warrants for 1,000,000 shares for Mr.
           Williams. Concurrently, Mr. McMichael and Mr. Knutson agreed to resign from the Board of Directors of the Company effective October 1, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth, as of September 30, 2009, certain information whith respect to beneficial ownership of common stock of the Company, by all executive officers and directors of the Company, by each person known by the Company to own beneficially more than 5% of its outstanding common stock, and by all officers and directors of the Company as a group.  Each person named in this table has sole voting and investment power with respect to all shares of common stock beneficially owned by such person.  Unless otherwise indicated, the address of each listing shareholder is 12100 Singletree Lane, Suite 100, Eden Prairie, MN 55344.  Beneficial ownership of the persons set forth in this table is determined in accordance with the rules of the Securities and Exchange Commission.

                                                                                 Shares Beneficially               Percent of Shares
            Name of Beneficial Owner                                   Owned                             Outstanding
             Robert A. Williams(1)                                         2,193,933                                  3.8%
             Robert O. Knutson (2)                                        3,415,000                                  5.8%
             Donald Blakstad (3)                                          10,600,000                                15.9%
             Constantine Buzunis (4)                                       500,000                                 0.8%
             Steven A. McMichael (5)                                  3,477,167                                 5.9%
             All directors and officers
                as a group (5 persons)                                  20,186,100                               32.2%

            Boreal Energy Inc.                                               9,587,500                               17.1%
              1058 Centreville Circle
              Vadnais Heights, MN 55127
            Julie T. Jaunich (6)                                               7,350,377                              13.1%
               9 Red Forest Way
               North Oaks, MN 55127
               _______________________________________________
(1)	Includes 1,350,000 shares underlying stock purchase warrants and 248,233 shares in the record name of Robert A. Williams Trust.
(2)	Includes 3,100,000 shares underlying stock purchase warrants. Mr. Knutson resigned as a director effective October l, 2009.
(3)	Includes 10,500,000 shares underlying stock purchase warrants.
        (4)           Includes 250,000 shares underlying stock purchase warrants.
        (5)           Includes 3,000,000 shares underlying stock purchase warrants, 100,000 shares owned of record by his wife, and 285,000 shares derived from his ownership of shares of Boreal Energy Inc.  Mr. McMichael resigned as a director effective
                         October 1, 2009.
       (6)           Includes 3,710,319 shares of record in the Julie T. Jaunich Trust.

Equity Compensation Plan Information

     In June 2007 the Company terminated all existing equity compensation plans including a 1999 Employee Plan and a 1991 Non-Employee Director Plan.  The Company currently does not have any equity compensation plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Following are certain material transactions between the registrant and related parties.

Boreal  Energy Inc., a Minnesota corporation, acquired 28,500,000 shares of common stock of the Company incident to a purchase of Boreal’s wind energy assets by the Company in 2008.  One of the terms of this asset purchase agreement between the Company and Boreal Energy Inc. provided Boreal Energy Inc. the right to appoint one member to the Board of Directors of the Company..  Steven A. McMichael served on the Board of Directors for over a year as the appointed director of Boreal Energy Inc.

Another term of the asset purchase agreement between the Company and Boreal Energy Inc. provided that a director of  the Company is entitled to vote one-half of the common shares of the Company received by Boreal Energy Inc. for a period of two years.  The Company no longer regards this of any value since it is unlikely that the Company will hold a meeting of shareholders until after the two-year period expires for such voting rights.

               Director Independence – The Company is not a listed issuer and thus not subject to any director independence requirements of any exchange or inter-dealer quotation system.  The Company believes, however, that a majority of the directors of the Company are independent directors.

Item 14.  Principal Accounting Fees and Services

Child, Van Wagoner & Bradshaw, PLLC has acted as the Company's independent accounting firm for the fiscal years ended June 30, 2009 and 2008, including performing the audit of the Company for these two fiscal years and the reviews of the Company's quarterly financial statements for this two year period.  The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for these auditing and review services are as follows:

	Fiscal 2009	Fiscal 2008
Audit and review fees	$26,080	$14,318
Audit-related fees	6,927	0
Tax fees	0	0
All other fees	0	0

        The Company’s Board of Directors, acting as its audit committee, reviews and approves all audit and permissible non-audit services performed by its independent accounting firm.  Incident to its review of non-audit fees and its appointment of Child, Van Wagoner & Bradshaw, PLLC as the Company's independent accounting firm, the Board of Directors of the Company considered whether the provision of such services is compatible with maintaining independence.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

     The financial statements of registrant required to be included in this annual report are included herein in a separate financial statement section at the end of this Annual Report on Form 10-K beginning at page F-1.

     Following is an Exhibit Index for the exhibits either filed with or incorporated by reference to this Annual Report on Form 10-K.

          Exhibit Index

    3.1          Articles of Incorporation (incorporated by reference to registrant’s Annual Report on
                            Form 10-KSB for year ended June 30, 1988).
    3.2          Bylaws of registrant amended through January 12, 2004 (incorporated by reference to registrant’s Annual Report on Form 10-KSB for year ended June
                           30, 2004).
     3.3         Amendment to Articles of Incorporation as of March 31, 2007 (incorporated by reference to registrant’s Current Report on form 8-K of April 5, 2007).
    3.4         Amendment to Articles of Incorporation as of April 25, 2009 (incorporated. by reference to registrant’s Schedule l4C Information Statement filed March 20,
                           2009)
    4.1         Specimen certificate representing registrant’s Common Stock (incorporated by reference to Exhibit 3(a) of Amendment No. 2 to registrant’s Form S-18
                           Registration Statement, File No. 2-71333C).
    10.37     Warrant for Purchase of Grand Sierra Common Stock (incorporated by reference to registrant’s Current Report on Form 8-K filed May 15, 2006)
    10.38       Asset Purchase Agreement between Dotronix, Inc. and Accelerated Drug
                            Delivery, LLC (incorporated by reference to registrant’s Current Report on Form
                            8-K filed April 11, 2006).
    10.39      Condominium Marketing Agreement between registrant and Grand Sierra
                            Resort Corp. (incorporated by reference to registrant’s Annual Report on Form
                           10-KSB for year ended June 30, 2007).
    10.40      Distribution Agreement for Spin-Off of subsidiary of registrant, PuraMed
                           BioScience Inc., a Minnesota corporation (incorporated by reference to registrant’s Current Report on Form 8-K filed March 20, 2007)
    10.41      Purchase Agreement between registrant and Northern Alternative Energy
                           Shaokatan LLC (incorporated by reference to registrant’s Current Report on
                           Form 8-K filed June 20, 2007)
10.42	Asset Purchase Agreement between registrant and Boreal Energy, Inc.(incorporated by reference to registrant’s Current Report on Form 8-K filed December 18, 2007)
10.43	Sale/Leaseback transaction for Midwest Wind Energy Center between registrant and Trident Holding Group Inc. (incorporated by reference to registrant’s
                          Quarterly Report on Form l0-Q. filed February 20, 2009).
    l0.44      Management consulting agreement between registrant and Donald Blakstad
                         (incorporated by reference to Current Report on Form 8-K filed July 13, 2009).
    31.1      Certification of Principal Executive Officer/Principal Financial Officer pursuant to
                         Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND ENERGY AMERICA INC.
Date: October 16 , 2009	By	/s/ Robert O. Knutson
Robert O. Knutson, Managing Director/CFO

      Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date : October 16, 2009	Signature
	By	/s/ Robert O. Knutson
Robert O. Knutson (principal executive officer) (principal financial officer)

Date: October 16, 2009
	By	/s/ Robert A. Williams
Robert A. Williams, Director

 Date: October  16, 2009                                                                      By /s/ Donald Blakstad, Director
                                                                                                                       Donald Blakstad, Director

Date: October  16, 2009                                                                       By /s/ Constantine Buzunis, Director
                                                                                                                       Constantine Buzunis, Director

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Russell E. Anderson, CPA
Scott L. Farnes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Wind Energy America, Inc.
Eden Prairie, MN

We have audited the accompanying consolidated balance sheets of Wind Energy America, Inc. (the “Company”) as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are  appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wind Energy America, Inc. as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
October 16, 2009
Salt Lake City, Utah

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 King’s Road
North Point, Hong Kong

www.cpaone.net

WIND ENERGY AMERICA, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2009	June 30, 2008

Current Assets:
Cash	$-	$97,459
Accounts Receivable – Affiliated Parties	-	27,867
Total Current Assets	-	125,326

Property, Plant and Equipment
Building	-	1,992,905
Land	-	320,000
Equipment	8,260,295	6,771,600
Accumulated Depreciation	-	-
Net Property, Plant and Equipment	8,260,295	9,084,505

Mortgage Receivable	1,600,000	-
Investments in Wind Energy Power Projects	5,342,103	5,275,375
Investment in Grand Sierra Resort Corporation	15,000	415,000
Total Assets	$15,217,398	$14,900,206

LIABILITIES AND EQUITY
Current Liabilities:
Checks written in Excess of Cash in Bank	$5,110	$-
Accounts Payable and Related Party Payable	40,498	11,146
Accrued Liabilities	10,516	31,108
Note Payable	107,236	10,000
Convertible Notes	114,152	94,152
Total Current Liabilities	277,512	146,406

Sale/Leaseback Rent Accrual	117,333	-
Sale Leaseback Deferred Gain	651,402	-
Total Liabilities	1,046,247	146,406

Equity:
Preferred Stock: no par value, authorized 10,000,000 shares, none issued	-	-
Common Stock: $.05 par value, authorized 100,000,000 shares, 54,696,165 and 49,854,862 shares outstanding as of June 30, 2009 and June 30, 2008, respectively	2,734,808	2,492,743
Additional Paid-in Capital	29,464,524	28,399,763
Accumulated Deficit	(18,028,181)	(16,138,706)
Total Equity	14,171,151	14,753,800
Total Liabilities and Equity	$15,217,398	$14,900,206

See accompanying notes to the consolidated financial statements.

WIND ENERGY AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2009 and 2008

	2009	2008
Revenue:
Rental Income	$99,503	$-

Expenses:
General & Administrative	551,199	66,068
Professional Fees	335,441	298,837
Management Fees	738,410	569,034
Impairment and Abandonment Expense	426,757	-
Total Expenses	2,051,807	933,939

Net Operating Loss	(1,952,304)	(933,939)

Other Income and Expenses:
Interest Income	80,000	-
Amortization of Deferred Gain	30,298	-
Warrant and Debt Discount Expense	(34,331)	-
Interest Expense	(13,138)	(3,560)
Total Other Income and Expenses:	62,829	(3,560)
Net loss	$(1,889,475)	$(937,499)

Per Share Data:
Net Loss per Common Share :	$(0.04)	$(0.03)

Weighted Average Shares Outstanding	50,938,797	33,322,696

See accompanying notes to the consolidated financial statements.

WIND ENERGY AMERICA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended June 30, 2009 and 2008

	Common Stock		Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total Equity

Balances at June 30, 2007	15,764,843	$788,242	$16,972,388	$(15,201,207)	$2,559,423

Common stock issued for cash , @ $1.25 per share , net of commissions of $31,500	324,000	16,200	357,300	-	373,500
Common stock issued for cash , @ $.30 per share , conversion of warrant	100,000	5,000	25,000	-	30,000
Common stock issued for cash , @ $.75 per share , net of commissions of $20,073	735,986	36,801	495,118	-	531,919
Common stock issued for compensation , @ $.67 per share	75,000	3,750	46,250	-	50,000
Common stock issued for investment in Chi Energy Wind Farm valued at $.60 per share	4,000,000	200,000	2,200,000	-	2,400,000
Common stock issued for compensation , @ $.90 per share	85,000	4,250	72,250	-	76,500
Common stock issued in Boreal transaction @ $.32 per share	28,500,000	1,425,000	7,659,505	-	9,084,505
Common stock issued for cash , @ $.75 per share	270,033	13,500	189,023	-	202,523
Warrants issued for compensation , @ $.77 per share	-	-	382,929	-	382,929
Net loss for the year ended June 30, 2008	-	-	-	(937,499)	(937,499)
Balances at June 30, 2008	49,854,862	2,492,743	28,399,763	(16,138,706)	14,753,800
Common stock issued for cash , @ $.75 per share	116,666	5,833	81,667	-	87,500
Common stock issued for cash , @ $.30 per share	204,900	10,245	51,000	-	61,245
Common stock issued for cash , @ $.15 per share	1,926,664	96,333	192,667	-	289,000
Common stock issued for compensation	365,000	18,250	96,750	-	115,000
Common stock issued for cash , @ $.125 per share	1,730,000	86,500	129,750	-	216,250
Common stock issued for note and interest	69,000	3,450	6,900	-	10,350
Cashless exercise of warrants	429,073	21,454	(21,454)	-	-
Warrants issued for compensation	-	-	493,150	-	493,150
Warrants issued and beneficial conversion feature on convertible debt	-	-	34,331	-	34,331
Net loss for the year ended June 30, 2009	-	-	-	(1,889,475)	(1,889,475)

Balances at June 30, 2009	54,696,165	$2,734,808	$29,464,524	$(18,028,181)	$14,171,151

See accompanying notes to the consolidated financial statements.

WIND ENERGY AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Years Ended June 30, 2009 and 2008

	2009	2008
Cash Flows used in Operating Activities:
Net Loss	$(1,889,475)	$(937,499)
Adjustments to reconcile Net Loss to net cash used in Operating Activities
Depreciation Expense	20,130	-
Stock Warrants Issued for Compensation	493,150	382,929
Non-Cash Interest Expense	3,847	-
Warrant and Debt Discount Expense	34,331	-
Impairment and Abandonment Expense	424,200	-
Stock Issued for Services	115,000	126,500
Amortization of Deferred Gain	(30,298)	-
Changes in Operating Assets and Liabilities:
Decrease in Accounts Receivable	27,867	2,133
Increase in Accounts Payable and Accrued Liabilities	127,706	42,082
Net Cash used in Operating Activities	(673,542)	(383,855)

Cash Flows used in Investing Activities:
Purchase of Property and Equipment	(883,694)	-
Proceeds from Sale of Fixed Assets	1,374,474	-
Investments in Wind Energy Assets	(90,928)	(875,375)
Net Cash provided by (used in) Investing Activities	399,852	(875,375)

Cash Flows provided by Financial Activities:
Proceeds from Sale of Common Stock	653,995	1,137,942
Proceeds from Long-Term Convertible Notes	30,000	104,152
Proceeds from Notes Payable	22,000	-
Repayments of Notes Payable	(529,764)	-
Net Cash provided by Financing Activities	176,231	1,242,094

Net Increase (Decrease) in Cash and Cash Equivalents	(97,459)	(17,136)

Cash and Cash Equivalents at Beginning of Year	97,459	114,595

Cash and Cash Equivalents at End of Year	$-	$97,459

Supplemental Non Cash Flow Information:
Cash Paid During the Year for:
Interest Expense	$9,291	$3,560
Income Taxes	$-	$-
Acquisition of Fixed Assets with Note Payable	$605,000	$-
Common Stock issued for Cashless Exercise of Warrants	$10,350	$-
Common Stock issued for Wind Projects	$-	$11,484,505

See accompanying notes to the consolidated financial statements.

WIND ENERGY AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2009 and 2008

A.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT      ACCOUNTING POLICIES

Company History –

Wind Energy America, Inc. (formerly Dotronix, Inc), and ("the Company"), was founded in 1980 as a Minnesota corporation. Since 2007, the Company has focused its efforts entirely on the development and acquisition of wind energy assets for electric power production. As Dotronix, Inc., the Company designed manufactured and marketed cathode ray tube ("CRT") displays, which CRT business was discontinued in 2005 when it became unprofitable.  In 2006 the Company acquired PuraMed products and created PuraMed BioScience, Inc. (“PuraMed”) as a subsidiary which was spun-off on April 12, 2007. PuraMed now trades separately as a publicly held company.

Consolidation Policy

The consolidated financial statements include the Company and its wholly owned subsidiary Northern Alternative Energy Shaokatan, LLC, a Minnesota limited liability company. (“NAE Shaokatan”).  NAE Shaokatan holds the developer’s interest in two groups of wind farms, one group being two adjoining wind farms known as Shaokatan Hills LLC and Lakota Ridge LLC, and the other group being 16 small wind farms which are managed collectively and known as CHI Energy. These member interests do not participate in the revenues, operations, or net income of the particular wind farm LLCs until the developer’s interest converts or “flips” into a material interest.  A detailed description of these developer’s interests owned by the Company is contained in Item 1 of the report on Form 10-K of which these financial statements are an integral part.

Critical Accounting Estimates

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

The Company’s investments are stated at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The carrying value of the Company's investments in Grand Sierra Resort Corp. and its Wind Energy Assets are carried at cost.

Recent Accounting Pronouncements

SFAS 141(R)

In December 20007 the FASB issued SFAS 141 (R) for acquiring companies in business combinations to recognize the assets acquired, the liabilities assumed and any non controlling interests of the acquiree at fair market value on the acquisition date. Acquisition costs are expensed in the period incurred or services are rendered. Income tax settlements are reflected as adjustments to goodwill prior to the adoption of SFAS 141. Income tax settlements subsequent to the adoption of SFAS (141) shall impact income tax expense at the time of their reversal. SFAS 141 (R) is effective after December 15, 2008. The Company believes its accounting for the Boreal transaction complies with the provisions of SFAS 141.

SFAS 157

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

         SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51” (“SFAS 160”). Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the consolidated statement of operations. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non controlling interest retained in a deconsolidation. SFAS 160 will be effective for the Company’s fiscal year beginning July 1, 2009. As the Company has no revenue to date to reflect for its interests, it is trying determining when the equity method, if applicable, will apply to the impact of the adoption of SFAS 160. The Company has ownership in several limited liability company wind farms. Most of these LLC’s limit the participation of the developer-member in the revenues or earnings of the limited liability corporations   until the non developing members have been paid back their investments. Based upon current projections the Company will begin participating in the earnings of the LLC’s in late 2010 and years thereafter. These LLC developer interests are currently reflected at their cost to the Company, whose acquisition price was largely determined via a discounted cash flow model of the value of the future earnings of these LLC’s.

SFAS 161

In May 2009, the FASB issued SFAS 161, which establishes disclosure and accounting requirements for subsequent events occurring after the balance sheet date, but before the financial statements are issued. The Company has been in compliance with the provisions of SFAS 161.

          FSP 107-1 & SFAS 157-4

In April 2009, The FASB approved FSP 107-1 and SFAS 157-4 for interim and annual periods after June 15, 2009. This FSP requires public companies to provide more frequent disclosures about the fair market value of their financial instruments. The Company has no hedges, derivative instruments, swaps, collars, power generation or other financial instruments which would require mark to market accounting. SFAS 157-4 amends SFAS 157 and utilizes a two step model for determining whether an asset is active and if inactive, is it involved in a distressed transaction. Disclosure requirements involve details of the valuation techniques utilized. Until the Company matures in size, and utilize more complex financial models, it will most likely not be impacted by these standards.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months, included but not limited to its corporate checking account, or less to be cash equivalents.

Stock Options and Warrants

The Company did not issue any stock options in the fiscal years ending June 30 2009 and 2008. Stock warrants were issued for compensation in the amount of $493,150 and $382,929 in fiscal 2009 and 2008 respectively.

Depreciation Expense

The majority of the Company’s assets have not been placed in service as of June 30, 2009 and therefore have not been depreciated. The only depreciation expense recorded on the Company’s books related to the building ( Midwest Wind Energy Center) which was sold in a sale-leaseback transaction in October, 2008. The Company depreciated the building on the straight line method over 40 years during its ownership.

Impairment Expense

The Company reviews its assets on at least an annual basis for potential economic impairment. As the majority of the Company’s assets have not been placed in service as of June 30, 2009 it must evaluate the remaining costs to complete the projects as well as the currently capitalized costs. The Company’s wind assets, when completed, have a megawatt generating capacity which determines their current economic value. This value is generally determined via a discounted cash flow analysis of the future electric   revenues, net of the costs of operating the wind turbines. The Company believes its Wind assets can be completed at costs that are less than their current economic value. Wind assets that generate electricity can generally be sold in a marketplace based upon their discounted cash flows.

The Company recorded a $400,000 impairment charge for its Grand Sierra Resort investment which is involved in the commercial real estate development and gaming industries in Reno, Nevada, due to deteriorating economic conditions in both industries. The Company also abandoned a wind energy project with a capitalized cost of $26,757in the fiscal year end June 30, 2009.

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

Reclassifications

Certain reclassifications were made to the 2008 consolidated financial statements to conform to the current year format.

 B.  WIND ENERGY OPERATIONS

In February 2008, Boreal Energy Inc. (“Boreal”) obtained a majority interest (58%) of the Company at the time the Company acquired Boreal’s wind energy assets for 28,500,000 common shares of the Company.  Push down accounting was utilized to value the tangible assets of Boreal conservatively at a market value of $ 9,084,503.  An unaudited financial statement of Boreal at June 30, 2008 would have reflected assets of $11,550,376, equity of $ 8,337,673, revenues of $1,456,526 and a net loss $(1,716,034). The major tangible asset of Boreal was its investment in Navitas Energy, Inc. which was valued at $11,384,721. During 2008 this Navitas ownership interest was exchanged for assets of Navitas. The principal Boreal shareholders have since liquated a majority of the common shares of the Company obtained when the Boreal assets were sold to the Company, and they are no longer involved with Company and its business. The Company did not absorb the personnel or operations of Boreal in the transaction, nor did the Company assume any liabilities of Boreal.

In early 2007, the Company purchased a $200,000 equity interest in Averill Wind, LLC. a Minnesota company.  Averill is a 10 megawatt (10,000 kilowatts) wind farm near Fargo/Moorhead, Minnesota, a region of the country that is favorable for electricity generation through wind power.  Management of the Company has been in discussion with the principal equity owners of Averill regarding possible financing and development of Averill.

In May 2007, the Company,  invested $50,000 in an Interconnection System Impact Study to potentially connect 300 MW (megawatts) of wind generated electricity to Excel Energy’s ZULU substation in southeast Lincoln County, Minnesota. The Company must supply 50% of the capital to become an equal partner in the proposed 300 MW wind farm. This ZULU wind farm cannot be developed until a planned large power transmission line is completed from Minneapolis to Buffalo Ridge.

On August 30, 2007, the Company purchased wind energy assets from Northern Alternative Energy, Inc., for $2.3 million in cash. These wind energy assets consist of a LLC which owns the developer’s stake in two wind farms on Buffalo Ridge in Lincoln County MN. Buffalo Ridge in southwestern Minnesota is a prime wind regime in the USA for efficient generation of electricity from wind power turbines, and is well-known in the alternative energy industry for its high and consistent wind speeds.

Known as Shaokatan Hills and Lakota Ridge, these two wind farms contain 33 modern wind turbines having a total rated power capacity of 23 megawatts (23,000 kilowatts).  Company has only a negligible revenue or profit sharing percentage interest until the ownership of the developer’s stake converts into 80% ownership of the two wind farms. Over the past few years, these 33 turbines have generated electricity at an average annual rate of 68,300,000 kilowatt hours (kwhrs).

In 2007 the Company also completed acquiring the developer’s stake in CHI Energy, a group of 16 separate small wind farms which are managed and maintained collectively and contain 46 modern wind turbines having a total rated power capacity of 30.36 megawatts. Virtually all of these CHI Energy wind farms are located on Buffalo Ridge in Lincoln County MN, and for the past several years they have generated electricity at an average annual rate of 93,000,000 kilowatt hours (kwh). The Company will not begin to receive any material revenues until they “flip” which the Company estimates will begin happening during 2010, after which the Company’s revenue interest will convert to 30% and eventually to 49% when certain debt on the wind farms is satisfied.

Incident to an exchange of assets by Boreal for its interest in Navitas Energy Inc, the Company acquired these exchanged assets in the Boreal asset purchase transaction.  In the exchange the Company received two turbines and related electric generating equipment with a four megawatt capacity in Sibley County, Iowa valuated at $4,752,000, two turbines with 1.7 megawatts capacity and electric generating equipment in Lincoln County, Minnesota valuated at $2,019,600.

Other assets transferred include 160 acres of land in Lincoln County, Minnesota valued at $320,000 a building with repair facilities and eight motel rooms, a large meeting room, offices, valued at $1,992,905.  The remaining value of $583,250 was assigned to a 100 megawatt project in the preliminary engineering phase referred to as the Viking Wind Energy Project in Martin County, Minnesota.

The Company reallocated the value of $11,287,250 in Navitas Energy stock ownership originally assessed to Boreal Energy, Inc. asset acquisition to the assets received above. The exchange has been reflected on the Company’s   June 30, 2008 balance sheet.

The carrying values of the Wind Energy Assets are summarized as follows:

Asset Description	2009	2008
Developers Interest in LLC and Other Entities
Lakota Ridge LLC-Lincoln County, Minnesota	$ 1,134,963	$ 1,134,963
Shaokatan Hills LLC- Lincoln County, Minnesota	1,134,963	1,134,963
Chi Wind Farms LLC- Lincoln County, Minnesota	2,630,074	2,630,074
Averill Wind LLC- Fargo , North Dakota	276,275	251,175
Great Plains Wind LLC- Sibley County Iowa (abandoned in 2009)	-	24,200
French Lake -Lincoln County, Minnesota	10,000	-
Sibley Hills LLC, NAE SPP, NAE Allendorf	55,828	-
Zulu Wind LLC- Lincoln County, Minnesota	100,000	100,000

Subtotal producing LLC investments	5,342,103	5,275,375

Wind Turbines to be Commissioned
Henry Hills 4 Megawatts- Sibley County, Iowa	5,704,865	4,752,000
Midwest Energy Center -1.7 Megawatts Lincoln County, Minnesota	2,555,430	2,019,600

Subtotal Wind Turbines to be Commissioned	8,260,295	6,771,600

Real Property
Buildings -Midwest Wind Energy Center - Lincoln County, Minnesota	-	1,992,905
Land- 160 acres- Lincoln County, Minnesota	-	320,000

Subtotal Real Property	-	2,312,905

Total Wind Energy Assets	$ 13,602,398	$ 14,359,880

C.  PuraMed BioScience Inc,

PuraMed BioScience, Inc.
On April 12, 2007, the Company spun-off PuraMed BioScience, Inc. on the basis of 1 share PuraMed BioScience, Inc. per every 5 shares of Wind Energy America, Inc.  A total of 2,174,989 shares of PuraMed BioScience, Inc. were distributed to Wind Energy America, Inc. shareholders in October. 2007. PuraMed stock trades separately on the OTC market under the symbol PRMD.

D.  REAL ESTATE VENTURE – GRAND SIERRA RESORT CORP

The Company purchased 1,037,500 shares of common stock of Grand Sierra Resort Corp., for $415,000, resulting in an ownership interest of slightly less than 1%.  Grand Sierra is a private company incorporated in the State of Nevada.  The Company accounted for its investment using the cost method. The Company recorded an impairment expense of $400,000 during the current fiscal year based upon declines in values in real estate and the gaming industry. The reduced carrying value at June 30. 2009 is $15,000.

E.  FUTURE EXPANSION

At September 16, 2009, the Company had working capital of approximately $ 30,000 and has funded its investments through the sale of unregistered common stock. If the Company cannot obtain substantial working capital through common stock sales or other sources, it would be forced to curtail its future planned business expansion. The Company is seeking joint venture partners and the sale of a portion of its development interests to fund the remaining balance of its Wind Energy Projects.

G.  SALE OF UNREGISTERED SECURITIES

On April 1, 2009, the Company issued 69,000 unregistered common shares to pay a $10,000 note and accrued interest of $350.

From April 1, 2009 through June 30, 2009 the Company sold 1,730,000 unregistered common shares at $.125 per share resulting in proceeds of $216,250.

From October 1, 2008 through March 31, 2009 the Company sold 1,926,665 unregistered common shares at $ .15 per share resulting in proceeds of $289,000.

From September 1, 2008 through October 31, 2008 the Company sold 204,900 unregistered common shares at $.30 per share resulting in proceeds of $61,200.

From April 15, 2008 through July 31, 2008 the Company sold 386,699 unregistered common shares at $.75 per share for proceeds of $290,023.

The Company sold 324,000 shares at $1.25 per share, resulting in net proceeds of $373,500 from January 1, 2008 through April 15, 2008.

All of these sales were made to accredited investors.  The proceeds were utilized for operating activities and the Iowa turbine startup.

On December 28, 2007 the Company issued 4,000,000 shares of its common stock to Northern Alternative Energy, Inc. as consideration related to the acquisition of its  developer’s interest in Chi Energy wind farm energy assets. No commissions were involved in this transaction, and these shares were offered and sold in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933.

In February, 2008 the Company issued 28,500,000 unregistered common shares to Boreal Energy, Inc. to acquire certain intangible wind energy development and design projects as well as a number of material tangible assets which were exchanged for the Navitas stock which had been owned by Boreal.

H.  WARRANTS AND STOCK ISSUED FOR SERVICES

The Company issued five-year warrants to four officers and directors in February 2009 for the total purchase of 1,750,000 common shares exercisable at $.30 per share. The Company expensed these warrants as management fees in the amount of $493,150 based upon the Black-Scholes option pricing model of a risk free interest rate of 2.07%, and a volatility for the stock of 195% over a five year period.

All common stock issuances for services were valued at the trading price of the common stock at the date of issuance or if more relevant the date the services were performed.

 In June 2009, the Company issued 195,000 shares to four individuals for services ranging from website design to fund rising which were valued at $.24 per share for total compensation of $46,800.

In September 2008, the Company issued 60,000 unregistered common shares to its CEO valued at $.40 per share for compensation of $23,700 and 60,000 to a member of the board valued at $.25 per share for compensation of $15,000.

In August 2008, the Company issued 50,000 unregistered common shares to a consultant valued at $.59 per share for services rendered of $29,500.In March 2008, the Company issued and delivered 60,000 unregistered common shares to its former CEO/CFO incident to an Employment Termination Agreement.  The Agreement provides for an additional 180,000 shares to be issued over the following nine months.  The initial shares were recorded as management fee expense at $.90 per share.

In March 2008, the Company issued and delivered 25,000 unregistered common shares to a Director in consideration of his services. The shares were recorded as management fee expense at $.90 per share.

In February 2008, the Company granted a five year stock purchase warrants to its officers and directors to purchase an aggregate of 500,000 common shares at an exercise price of $.75 per share.

All securities issued or granted by the Company and referred to in this Footnote H were offered and sold in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933.

J.  STOCKHOLDERS’ EQUITY OPTIONS

A summary of the Company’s stock options is presented below:

                                                                                                                                                                                                                                                                                            Years Ended June 30,
                                                                                                                                                                                                                                                2009                                                                                                                 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	45,000.45		47,500	$ 0.41
Granted	0	0	--	--
Exercised or cancelled	(2,500)	.45	-2500	$ 0.33

Outstanding at end of year	42,500	$.41	45,000	$ 0.41

Options exercisable at year end	42,500	$.41	45,000	0.41

The following table summarizes information about stock options outstanding at June 30, 2009:

Options Outstanding and Exercisable:
Options	Remaining Contractual	Exercise
Outstanding	Life (Years)	Price
10,000.2		$0.21
2,500.4		$0.23
25,000.4		$0.36
5,000	5.4	$0.95

Warrants

In connection with various private placements of the Company's securities, the Company has issued certain warrants to broker-dealers and investors from time to time.  These warrants have been expensed in accordance with FASB 123(R) and have been valued based on the Black-Scholes model.

   In fiscal year ended June 30, 2009, warrants to purchase a total of 614,326 shares were exercised on a "cashless" basis as provided by the warrant terms, and incident thereto a total of 429,073 common shares of the Company were issued.   A summary of the Company’s stock options is presented below:

                                                                                                                                                                                                                                                                                                   Years Ended June 30,
                                                                                                                                                                                                                                                    2009                                                                                                              2008
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	1,135,376	$0.37	1,134,869	$0.33
Granted	1,790,000	$0.30	100,507	$0.75
Exercised or cancelled	617,826	$0.44	100,000	$0.30

Outstanding at end of year	2,307,550	$0.30	1,135,376	$0.37
Options exercisable at year end	2,307,550	$0.30	1,135,376	$0.37

The following table shows the remaining outstanding warrants of the Company as of June 30, 2009:

Warrants Outstanding and Exercisable:

Warrants	Remaining Contractual	Exercise
Outstanding	Life (Years)	Price
517,500	0.8	$0.30
1,750,000	4.67	$0.30
40,000	1.75	$0.20

K.  INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The valuation allowances have been established equal to the income tax benefits to reduce the deferred tax assets to zero.

A reconciliation of the Company’s tax provision based on a statutory federal income tax rate of 35% to the Company’s effective rate is as follows:

	2009	2008
Computed tax benefit at:
Federal @ 35% -benefit	$ 455,000	$ 193,000
State tax rate net of federal –benefit	$ 68,000	$ 29,000
Change in valuation allowance	$ (483.000)	$ (171,000)
Permanent and other differences –stock & warrant compensation & spin out losses	$ (40,000)	$ (51,000)

Provision	$ --	$ --

No deferred income taxes have been provided for the temporary differences between the financial reporting and income tax basis of the Company due to the valuation allowances outlined below:

           Years ended June 30
	2009	2008
	Asset	Asset
	(Liability)	(Liability)
Net operating loss carry forward	$ 6,398,000	$ 5,422,000
Valuation allowance	$ (6,398,000)	$ (5,422,000)

At June 30, 2009, the Company has federal income tax net operating loss carryforwards of approximately $ 13,050,000 that will expire through 2027, and for Minnesota income tax net operating loss carryforwards of $ 4,050,000 that will expire through 2021, and Wisconsin’s operating loss carryforwards of $450,000 expire through 2022.  Future utilization of loss carryforwards could be limited under Internal Revenue Code Section 382 for significant changes in ownership.

L. CONVERTIBLE DEBT

On June 30, 2008 the Company borrowed $94,152 from an individual at 9 % per annum, and this debt was converted into 753,216 shares of unregistered common stock on September 16, 2009 at $.125 per share. During 2009, the Company borrowed $30,000 from individuals on six months terms at 10% interest.  The Company also converted a $10,000 note and accrued interest of $350 into 69,000 shares of unregistered common shares in June 2009 at $.15 per share. The Company recorded interest expense of $34,331 in connection with these transactions due to the in-the-money portion of the stock price conversion feature of $25,000 and 10,000 warrants valued at $9,332 which were also issued in the note transaction.

M. SALE/LEASEBACK OF MIDWEST WIND ENERGY CENTER

In November 2008 the Company obtained substantial funding through a sale/leaseback of its Midwest Wind Energy Center (“MWEC”) with Trident Holding Group, Inc. of San Diego, California.  This sale/leaseback transaction included the MWEC building along with the 160 acres in Lincoln County, Minnesota where the MWEC is situated.  Neither Trident nor any of its principals had any relationship to, or other dealings with, the Company prior to this transaction.

This sale/leaseback transaction involved primarily two agreements, a standard real estate purchase agreement whereby the Company sold and transferred the MWEC to Trident, and a long-term lease whereby Trident leased the MWEC back to the Company.  Under the purchase agreement, Trident paid $3.2 Million for the MWEC, consisting of $1.6 Million in cash paid at closing and the balance of $1.6 Million through a Promissory Note requiring only monthly interest payments at 7.5% per annum ($10,000 monthly) until the end of the 15-year term at which time all principal is due in full.

Concurrent with this sale, Trident leased the MWEC back to the Company under a lease which requires the Company to pay all real estate taxes, insurance, utilities and any other operating expenses for the MWEC, and provides to the Company income from the MWEC such as lodging and rental income and farm lease income from the MWEC land.  Lease payments from the Company to Trident are $23,333 monthly for lease years 1-2, $30,000 monthly for lease years 3-5, and $43,333 monthly for lease years 6-15.  The Company has an option to repurchase the MWEC during lease years 3-6 for $3,250,000 during year 3, $3,300,000 during year 4, $3,350,000 during year 5, and $3,400,000 during year 6.  Incident to this sale/leaseback transaction, the Company also granted Trident a security interest in the two Gamesa 850kw wind turbines owned by the Company and situated nearby the MWEC.

The Company rents office spaces in Vadnais Heights, Minnesota, a suburb of St. Paul, on a month-to-month basis for $3,500 monthly.

Future monthly lease commitments for the next five years are listed below:

Year	Amount
2010	$279,996
2011	333,332
2012	360,000
2013	360,000
2014	466,664
Thereafter	4,853,332
$6,653,324

N. NOTE PAYABLE

On March 20, 2009, the Company purchased various infrastructures belonging to the Henry Hills Complex from Northern Alternative Energy for $605,000.  The Company signed a promissory note for the balance due in September 2009 with an interest rate of 6% per.  This purchase was necessary to provide the interconnect capabilities for the turbines the Company had acquired with the Boreal asset purchase located in the Henry Hills Complex.  As of June 30, 2009, the Company had made payments of $514,764 to third parties in behalf of Northern Alternative Energy.  As of June 30, 2009, the balance due on the note payable was $90,236.

O. SUBSEQUENT EVENTS

Outstanding convertible debt of $94,152 plus accrued interest was converted into unregistered common stock on September 16, 2009 for 753,216 shares at $.125 per share.

The Company sold 1,852,500 unregistered common shares at $.10 per share from July 1, 2009 through September 16, 2009 for proceeds of $185,250.