Form 10-Q
period 2009-09-30
WIND ENERGY AMERICA INC.
filed 2009-11-16
CIK 351809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2009
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

Class

59,126,881 Common Shares (par value $.05/share) Outstanding at September 30, 2009

Transitional Small Business Disclosure Format (check One): YES ☐     NO ☒

WIND ENERGY AMERICA INC.
CONSOLIDATED BALANCE SHEETS

		September 30,	June 30,
		2009	2009
		(UNAUDITED)
ASSETS
Current Assets:
Cash		$66,492	$—
Advances to Vendor for Construction		35,882	—
Advances to affiliates		214,319	159,764
	Total Current Assets	316,693	159,764

Property, Plant & Equipment
Building		8,272,813	8,260,295
Accumulated Depreciation		—	—
	Net Equipment	8,272,813	8,260,295

Investments:
Mortgage Receivable		1,600,000	1,600,000
Investments in Wind Energy Power Projects		5,342,103	5,342,103
Investment in Grand Sierra Resort Corporation		15,000	15,000
	Total Investments	6,957,103	6,957,103

	Total Assets	$15,546,609	$15,377,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Checks Written in Excess of Cash in Bank		$—	$5,110
Accounts Payable		6,098	45,498
Accrued Liabilities		7,529	5,516
Note Payable		277,000	267,000
Convertible Notes		70,000	114,152
	Total Current Liabilities	360,627	437,276

Deferred Compensation		45,000	—
Sale/Leaseback Rent Accrual		179,974	117,333
Sale/Leaseback Deferred Gain		640,040	651,402
	Total Liabilities	1,225,641	1,206,011

Stockholders’ Equity:
Preferred stock: no par value, authorized 10,000,000 shares, none issued
Common stock: $.05 par value, authorized 100,000,000 shares 59,126,881 and 54,696,165 shares outstanding as of September 30, 2009 and June 30, 2009		2,956,344	2,734,808
Additional paid -in capital		32,481,655	29,464,524
Accumulated deficit		(21,117,031)	(18,028,181)
	Total Stockholders’ Equity	14,320,968	14,171,151

	Total Liabilities and Stockholders’ Equity	$15,546,609	$15,377,162

See accompanying notes to the consolidated financial statements.

WIND ENERGY AMERICA INC.
UNAUDITED STATEMENTS OF OPERATIONS

		FOR THE THREE MONTHS ENDED
		September 30,	September 30,
		2009	2008
ASSETS
Revenue:
Rental Income		$20,285	$20,738
Farm Lease Income		7,695	—
	Total revenues	27,980	20,738

Expenses:
General & Administrative		171,316	94,313
Professional Fees		12,290	35,036
Management Fees		2,898,071	108,803
Impairment and Abondonment Expense		—	—
	Total expenses	3,081,677	238,152

Net Operating Loss		(3,053,697)	(217,414)

Other Income and Expenses:
Interest Income		30,000	—
Amortization of Deferred Gain		11,362	—
Warrant & Debt Discount Expense		(79,050)	—
Interest Expense		(5,902)	—
Total Other Income and Expenses		(43,590)	—

	Net Loss	$(3,097,287)	$238,152
Per Share Data:
Net Loss per Common Share:		$(0.05)	$—
Weighted Average Shares Outstanding		56,500,000	50,005,648

See accompanying notes to the consolidated financial statements.

Wind Energy America Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
Cash Flows used in Continuing Operations:
Net Loss	$(3,088,850)	$(220,976)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations Activities
Amortization of Deferred Gain	11,362	—
Deferred Compensation	45,000
Depreciation Expense	—	15,098
Warrants Issued for Debt & Equity Transactions	80,815	—
Warrants for Stock Issued for Compensation	2,627,075
Stock Based Compensation	103,750	18,000
Changes in Operating Assets and Liabilities:
Increase in Advances to Affiliates	(54,555)	(14,077)
Decrease in Acounts Payable and Accrued Liabilities	(2,580)	(19,714)
Net Cash used in Operating Activities	(277,983)	(221,669)
Cash Flows used in Investing Activities:
Advances to vendors forCnstruction	(35,882)	—
Additions to Equipment	(12,518)	—
Investments in Wnd Energy Assets	—	(15,200)
Net Cash used in Investing Activities	(48,400)	(15,200)

Cash Flows provided by Financial Activities:
Common Sock Issued for Cash	332,875	148,700
Loan and convertible note proceeds	60,000	—
Net Cash provided by Financial Activities	392,875	148,700

Net Increase (decrease) in Cash and Cash Equivalents	66,492	(88,169)

Cash and Cash Equivalents at Beginning of Period	—	97,459
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,492	$9,290

Supplemental Non Cash Flow Information:
Cash Paid During the Three Months Ended September 30:
Interest Expense	$300	$3,562

Income Taxes	$—	$—

Stock Issued for Debt Payment	$94,152	$—

See accompanying notes to the consolidated financial statements.

WIND ENERGY AMERICA INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended September 30, 2009 and 2008

A. Nature of Business and Summary of Significant Accounting Policies

The primary strategy of the Company is to create and manage effectively a large and diversified portfolio of profitable wind energy assets, both through acquisition of existing wind farm assets and through development of new wind farms. Since early 2007, the Company has acquired substantial wind farm assets including interests in completed wind farms and a “pipeline” of wind farm projects in various stages of design and development. The Company’s wind energy assets are located primarily along Buffalo Ridge, a geological formation which extends southeasterly from eastern South Dakota across southwestern Minnesota and into northwestern Iowa. Buffalo Ridge is well-known in the alternative energy industry for its high quality wind energy resources.

Wind Energy America Inc. (formerly Dotronix,Inc) (the “Company”) was founded in 1980 as a Minnesota corporation. As Dotronix, Inc., the Company designed, manufactured and marketed cathode ray tube (“CRT”) displays. In 2006 the Company also commenced developing over-the-counter healthcare products under the PuraMed BioScience brand, but did not realize any revenues from PuraMed products. In 2006 the Company discontinued its CRT business and in 2007 spun-off its PuraMed business and repositioned itself in the business of generating electricity by wind turbines.

PuraMed BioScience, Inc.

In April 2006, the Company acquired three over-the-counter consumer healthcare products and conducted its healthcare operations through PuraMed BioScience Inc. (“PuraMed”), a wholly owned subsidiary of the Company. In April 2007, the Company spun-off PuraMed on the basis of 1 share of common stock of PuraMed for every 5 shares of common stock of Wind Energy America Inc. The operations of PuraMed were consolidated through April 12, 2007 as discontinued operations.

Grand Sierra Resort Corp.

In 2006, the Company purchased for $415,000 a total of 1,037,500 shares of common stock of Grand Sierra Resort Corp., resulting in an ownership interest in Grand Sierra of slightly less than 1%. Grand Sierra is a private company incorporated in the State of Nevada. The Company accounted for its investment in Grand Sierra using the cost method. During the past fiscal year ended June 30, 2009, the Company recorded an impairment expense of $400,000 regarding its Grand Sierra investment, which is no longer a material asset of the Company.

Wind Energy Business

Averill Wind Farm - In early 2007, the Company entered into its first transaction to engage in the industry of generating electricity from wind power turbines, which consisted of its purchase of a $200,000 equity interest in Averill Wind, LLC, a 10-megawatt (10,000 kilowatts) wind farm under development in Minnesota near Fargo/Moorhead.

Shaokatan Hills/Lakota Ridge and CHI Energy Wind Farms – During the second half of calendar 2007, the Company purchased from Northern Alternative Energy Inc. its subsidiary Northern Alternative Energy Shaokatan LLC (“NAE Shaokatan”), for which the Company paid a total of

$2,500,000 in cash and 4,000,000 shares of its common stock valued at $.60 per share. From this purchase, the Company obtained the “developer’s stake” in two groups of wind farms in Minnesota on Buffalo Ridge, the first group being two adjoining wind farms known as Shaokatan Hills and Lakota Ridge and the second group consisting of 16 small wind farms collectively known and managed as CHI Energy. Further detailed information on these wind farms and a description of the developer’s stakes in them is contained in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) following in this quarterly report.

Acquisition of Boreal Assets - In February 2008, the Company acquired assets from Boreal Energy, Inc. (“Boreal”) consisting primarily of a “pipeline” of proposed projects in various stages of design, and other assets exchanged by Boreal with a third party prior to the final closing of this acquisition in September 2008. These Boreal assets were purchased by the Company in consideration for 28,500,000 shares of unregistered common stock of the Company. There was no material relationship between Boreal and the Company or their respective officers, directors or affiliates prior to this transaction.

          Through an exchange transaction conducted by Boreal prior to the final closing of the Boreal asset purchase, the Company acquired the Midwest Wind Energy Center (MWEC) and adjoining 160 acres in Lincoln County MN, four GAMESA modern wind turbines having aggregate rated capacity of approximately 5.5MW (megawatts), and the Viking Wind Farm project in Martin County, Minnesota. For a more detailed description of this Boreal asset purchase, the assets acquired and exchanged thereby, and the accounting treatment of the transaction, see the following Item 2 of this quarterly report as well as the annual report of the Company filed with the SEC on Form 10-K for the fiscal year ended June 30, 2009, which can be accessed at www.sec.gov.

Carrying Value of Wind Energy Assets – A detailed breakdown of the carrying value of the various wind energy assets of the Company is contained in the footnotes to the audited financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended June 30, 2009.

Basis of Presentation

          The financial information included herein for the Company’s first quarter of its fiscal year ended June 30, 2010 is unaudited. However, such information includes all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management of the Company, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for this interim period. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the USA have been condensed or omitted in this Form 10-Q pursuant to rules and regulations of the SEC. These financial statements should be considered in conjunction with the audited financial statements and notes thereto of the Company for the year ended June 30, 2009, which were included in our Annual Report on Form 10-K for our 2009 fiscal year.

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

          The Company’s investments are carried at the lower of cost or fair value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The carrying values of the Company’s cash investments in its wind farm interests and assets are carried at cost which may differ significantly from their economic values. The Company’s common stock issued to acquire a portion of its purchase of Northern Alternative Energy Shaokatan LLC and to purchase the assets of Boreal Energy have been valued at the estimated fair value of the asset transaction at the time the transaction was finalized.

Cash Equivalents

          The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Stock-Based Compensation - Stock Options/Warrants or Common Stock Grants

          In 2006, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123(R). SFAS No. 123(R) requires the Company to recognize in its financial statements the cost of employee or director or consulting services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The Company currently uses the Black-Scholes option valuation model to calculate equity based compensation at the date of grant. All outstanding warrants and options of the Company were fully vested as of their respective grant dates.

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

At June 30, 2009 the Company has federal income tax operating loss carryforwards of approximately $13,050,000 Million that expire through 2027 and State of Minnesota similar loss carryforwards of about $4,050,000 expiring through 2021. Future utilization of these loss carryforwards by the Company, however, could be limited under Internal Revenue Code rules for significant changes of ownership.

C. Common Stock Issued for Services

During the three months ended September 30, 2009, the Company issued 475,000 unregistered common shares for services, of which 400,000 shares were issued to independent directors for serving on the Board of Directors of the Company, and 75,000 shares were issued to an independent consultant for financial services. These transactions were recorded as management or administrative expenses valued at $.21 to $.25 per share.

D. Common Stock Sales

During the three months ended September 30, 2009, the Company sold a total of 3,202,500 unregistered common shares to various accredited investors in private placement transactions for aggregate proceeds of $332,875, resulting in an average price of $.104 per share.

E. Satisfaction of Note

As of June 30, 2009 the Company had borrowed $94,152 from an individual Lender at 9% per annum on an unsecured promissory note, which loan was callable by the lender upon 30 days notice to the Company. As of September 15, 2009, the outstanding principal balance and accrued interest of this loan was $95,917. All principal and accrued interest of this loan was satisfied in full by the Company in September 2009 through issuance of 753,216 shares of restricted common stock of the Company to the Lender, approximately $.127 per share.

F. Stock Purchase Warrants

In July 2009, the Company granted a five-year warrant to its Chairman of the Board to purchase 1,000,000 shares of common stock of the Company at an exercise price of $.25 per share.

In September, 2009, the Company granted five-year warrants to three directors, two former directors and a former executive officer to purchase a total of 18,750,000 shares of common stock of the Company at an exercise price of $.20 per share.

During the three-month period ended September 30, 2009, the Company granted five-year warrants to three unaffiliated lenders to purchase a total of 500,000 shares of common stock of the Company at an exercise price of $.20 per share.

G. Subsequent Event

Subsequent to September 30, 2009, the Company raised additional capital of $210,000 through the sale of its common stock in private placement transactions to accredited investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

          Since early 2007, the registrant Wind Energy America Inc. (the “Company”) has been engaged solely in the wind power segment of the alternative renewable energy industry.

Overview

          The Company was founded and incorporated in Minnesota in 1980 under its former name Dotronix Inc. For over 25 years, the Company designed, manufactured and marketed a line of cathode ray tube (CRT) displays and digital signs. In 2005, the Company discontinued its CRT business and began developing non-prescription healthcare products to be marketed under the PuraMed brand, which business was conducted through PuraMed BioScience Inc. (“PuraMed’), a wholly-owned subsidiary Minnesota corporation. In late 2006, the Company decided to focus entirely on entering the wind energy business, and accordingly further decided to spin off its PuraMed business.

Spin-off of PuraMed

          In April 2007, the Company completed the spin-off of its PuraMed subsidiary through a pro rata dividend to all its shareholders on the basis of one common share of PuraMed for each five common shares of the Company held by its shareholders. Concurrent with this spin-off, the Company changed its name from Dotronix Inc. to Wind Energy America Inc. Since the spin-off, the Company and PuraMed have operated separately, with their respective managements, businesses, assets and capital structures being completely independent from each other.

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

Purchase of Boreal Energy Assets

          In December 2007, the Company entered into its principal acquisition which resulted in its purchase of substantial wind power assets from Boreal Energy Inc. (“Boreal”) a Minnesota corporation, which purchase of assets was not formally completed until September 2008. For these assets, the Company agreed to pay Boreal a total of 28,500,000 shares of the Company’s common stock. The terms of the Asset Purchase Agreement between Boreal and the Company provided for the division of Boreal assets into two categories.

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

two Gamesa G-52 wind turbines and two Gamesa G-80 wind turbines and related equipment located respectively on wind farm projects on Buffalo Ridge in Minnesota and Iowa, having a total rated capacity of approximately 5.5 MW (megawatts).

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

Wind Power Opportunity and Industry in the USA

          Electric generating capacity of the USA wind power industry has increased significantly over the past few years. In 2006, generating electricity from wind turbines increased almost 30%, and in both 2007 and 2008 there was a substantially larger annual increase of over 40% in new wind farm developments. The Company believes that impressive growth levels of wind farm installations will continue for many future years. There is currently at least 28,000 megawatts of installed wind power capacity in the USA, yet the percentage of electricity provided by wind power in the country is still only approximately 1% of total electricity demands. One megawatt of rated wind power capacity produces enough electricity during a typical year to satisfy the electricity needs of 250-300 residences.

          The USA has enormous wind power resources, far exceeding the more established European wind regimes. In particular, the huge and sparsely populated flat and consistently windy plains regions in upper Midwest and Great Plains states provide virtually unlimited wind power resources. Accordingly, the Company has focused its strategic business plan toward wind farm acquisition and development in these plains regions. The Company believes these regions provide the most accessible wind regimes for its operations.

          Factors contributing to and driving the rapid growth of wind farm development in the USA include:

•	The huge wind power potential in the USA has been only slightly exploited, especially in our targeted Great Plains region. Despite strong recent growth of wind farms in the country, actual penetration of ample domestic wind power potential is very small, notwithstanding the vast areas of excellent and untapped wind regimes.

•	The Federal Production Tax Credit (PTC) provides significant credits for ten years of $.021 per kilowatt hour (kwh) for wind generated electricity.

•

A large and growing demand from utility companies requires them to obtain substantial power from renewable energy resources in order to satisfy their mandated requirements to add renewable electricity production (Renewable Portfolio Standards), which wind energy is uniquely able to satisfy.

•	Since the air driving wind turbines is essentially a “free” fuel source, wind power provides utilities with a natural hedge against the variable and volatile nature of fossil fuel costs.

•	Wind power constitutes an important element of our national policy to promote domestic energy independence by reducing the amount of imported fossil fuels used by our nation.

•

Strong and growing public pressures are being exerted on legislative and executive governmental bodies and all politicians to promote and develop “green” alternative energy sources to combat global warming and other adverse environmental effects caused by burning fossil fuels to generate electricity.

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

          Shaokatan Hills/Lakota Ridge contain a total of 33 wind turbines on agricultural land, with Shaokatan Hills having 18 Vestas 660kw wind turbines on 1,000 acres with a total rated capacity of 11.88 megawatts (MW), and Lakota Ridge having 15 Micon 750kw wind turbines on 640 acres with a total rated capacity of 11.25 MW. During a recent four-year period, these 33 turbines generated electricity at an average annual rate of approximately 68,000,000 kilowatt hours (kwh). Lakota Ridge is north of and adjoins Shaokatan Hills. The developer’s stakes of both Shaokatan Hills and Lakota Ridge provide a 0.l% ownership in the wind farms until the flip date when they convert to 80% ownership. The flip for Shaokatan Hills and Lakota Ridge does not occur until the later of the expiration of the ten-year PTC or that date when the principal owners receive a prescribed total return on their investments in the wind farms. The Company believes that the flip dates for Shaokatan Hills and Lakota Ridge will occur by 2011.

          The 16 wind farms of CHI Energy are managed and maintained collectively, and contain a total of 46 Vestas 660kw wind turbines on various agricultural properties and having a total rated capacity of 30.36 megawatts (MW). During a recent four-year period, these 46 turbines generated electricity at an average annual rate of approximately 93,000,000 kilowatt hours (kwh). These 16 wind farms are situated in the north end of Lincoln County MN directly north of Lakota Ridge and in the south end of Lincoln County near the town of Lake Benton. The developer’s stakes of these 16 wind farms provide initial ownership of only 0.1% and also contain a dual flip, with ownership increasing to 30% when the first flip occurs and then further to 49% upon occurrence of the second flip. The first flip occurs upon the expiration of the ten-year PTC, and the second flip occurs when certain loan financing covering the wind farms is satisfied. The Company anticipates that the initial flip dates for these 16 wind farms will occur during 2010-2011 depending upon when each wind farm was commissioned, with the second flip occurring approximately four years after the first flip.

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

Sale/Leaseback of Midwest Wind Energy Center

As part of the Navitas stock-for-assets exchange included in the purchase of Boreal assets, the Company acquired the Midwest Center for Wind Energy (MCWE) and the 160 acres of agricultural land in Lincoln County, Minnesota on which it is situated. In November 2008 the Company closed a sale/leaseback transaction with an unaffiliated party for the MCWE and its land which resulted in the Company obtaining the substantial funding necessary to satisfy substantial bank debt secured by the MCWE property, purchase parts and materials and pay for contractor services to upgrade the Gamesa wind turbines acquired in the Navitas stock-for-assets exchange, and satisfy certain other expenses related to developing these Gamesa turbines.

Comparison of Three-Month Periods Ended September 30, 2009 and 2008

Revenues - Operating revenues for the three-month period ended September 30, 2009 were $27,980 compared to $20,738 for the comparable 2008 quarterly period. The 2008 operating revenues were all from occupants renting lodging rooms at our Midwest Center for Wind Energy (MCWE) whereas the 2009 operating revenues consisted of $20,285 of such MCWE lodging rentals and $7,695 of farm lease income from the land on which the MCWE is situated.

We also received interest income of $30,000 for the three months ended September 30, 2009 related to the sale/leaseback of the MCWE compared to no interest income in the comparable 2008 quarterly period, due to the lease not being effective until after September 30, 2008.

General and administrative – These expenses include administrative, consulting, management and professional services and fees, which increased from $238,152 for the three months ended September 30, 2008 to $3,081,677 for the comparable three-month period of 2009. These substantially increased expenses of $2,843,525 in the three-month period ended September 30, 2009 were due almost entirely to non-cash equity-based compensation (stock and warrant grants) in the aggregate amount of $2,730,825 along with warrants granted for financing transactions which were expensed at $80,815.

Net (loss) - Net loss for the three month period ended September 30, 2008 was $(217,414) compared to $(3,097,287) for the comparable 2009 quarterly period. This substantial increase in loss in the first quarter of fiscal year 2009 was due to the non-cash equity-based transactions described in the preceding paragraph.

Cash Flow Information

Operating activities - Net cash consumed by operations during the three-month period ended September 30, 2009 was $277,983 and consisted of a net loss of $3,088,850 along with an increase in advances to affiliates of $54,555, offset by amortization expense of $11,362, deferred compensation of $45,000, equity-based compensation of $2,730,825 and expensed warrants for financing transactions of $80,815.

Investing activities- Net cash used by investing activities during the three-month period ended September 30, 2009 was $48,400 and consisted of $35,882 for development payments to outside contractors and $12,518 for purchase of wind turbine components.

Financing activities - Net cash provided by financing activities during the three-month period ended September 30, 2009 was $392,875 which consisted of $332,875 in proceeds from the sale of common stock and loan proceeds of $60,000.

Plan of Operation and Liquidity

As a result of the preceding described cash flows for the three-month period ended September 30, 2009, our cash position increased an amount of $66,492 during this three-month period from $-0- at June 30, 2009 to $66,492 at September 30, 2009. Subsequent to September 30, 2009, the Company raised an additional $210,000 from sales of our common stock to accredited investors in private placement transactions. We currently have enough cash to support our operations until sometime into the first quarter of calendar year 2010.

We intend to concentrate our acquisition and development of wind energy assets primarily toward the Great Plains region of the USA along with certain midwestern and western states. Our targeted regions are particularly suitable for wind farms because they feature large areas of flat and sparsely populated country having high and consistent wind speeds. Farmers, ranchers and citizens of rural towns in the these regions strongly welcome the additional profitable “crop” of farming wind from annual turbine rental payments, as well as the substantial construction and maintenance employment for local residents with some of these “green collar” jobs being permanent. Also significant, there is no material NIMBY (not-in-my-back-yard) factor to contend with in our targeted regions such as is frequently encountered in more populated areas of the country.

Our primary focus for the next few months is to obtain additional substantial financing in order to complete development of wind farm projects in Minnesota and Iowa where we own existing Gamesa turbines as well as to commence development of at least one of our pipeline projects. We intend to obtain the needed funding through private placements of equity or debt securities, or bank financing secured by our assets, or sale of interests in our wind energy projects, or perhaps a combination of these sources. There is no assurance, however, that we can obtain any material funding through any source. If we cannot obtain such anticipated funding, we will be unable to implement our business plan effectively to develop the wind energy assets we now own. For the past couple years, the Company has relied substantially upon sale of its common stock in private placements to provide funding for both operational and asset purchase purposes.

We cannot foresee what impact the current unprecedented volatility in worldwide credit and equity markets will have on our ability to obtain future substantial financing. Since September 2008, an unprecedented turmoil in equity and credit markets has occurred resulting in devastating losses in stock markets, dramatic decreases in liquidity in credit markets, bank failures, hedge fund closures and massive market intervention by the United States and many foreign governments. Because of the drastic nature of these market events, and because equity and credit markets remain highly volatile currently, we cannot predict what effect these events will have on our ability to obtain future substantial financing as needed.

If additional funds are raised by the issuance of convertible debt or equity securities or by any exercise of outstanding options or warrants, our existing shareholders will most likely experience dilution in their ownership interests.

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

ITEM 4T. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of the end of the period covered by this quarterly report, the Company conducted an evaluation, under the supervision and with the participation of its Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 under the Exchange Act. Based on this evaluation, the Principal Executive Officer/Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

          In July 2009, the Company issued 75,000 shares of its common stock to an unaffiliated independent consultant for financing services provided to the Company, valued at $.21 per share.

          In August 2009, the Company issued an aggregate of 400,000 shares of its common stock to three independent directors in consideration for their serving on the Board of Directors of the Company, valued at $.21-$.25 per share.

          In September 2009, the Company issued 753,216 shares of its common stock to a Noteholder to satisfy in full all principal and accrued interest of the Note in the total amount of $95,917, valued at $.127 per share.

          During July-September 2009, incident to various private placement transactions solely with accredited investors, the Company sold an aggregate of 3,202,500 shares of its common stock to 17 accredited investors at $.10-$.125 per share, resulting in proceeds to the Company of $332,875.

          Sales of all securities described in this Item 2 of Part II were all made in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. All persons receiving these securities are accredited investors, no general solicitation or advertising was used incident to these transactions, and all share certificates for the securities bear a standard restrictive legend evidencing the private placement nature of these sales.

ITEM 6. EXHIBITS

EXHIBIT INDEX

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2009	Wind Energy America Inc.

	By	: /s/ Robert O. Knutson
Robert O. Knutson, Managing Director
and Chief Financial Officer