Form 10-K/A
period 2009-06-30
WIND ENERGY AMERICA INC.
filed 2010-01-27
CIK 351809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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
(Registrant’s telephone number)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act: COMMON STOCK, $.05 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by checkmark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange
Act. ☐

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐
Large accelerated filer	☐
Accelerated filer	☐
Non-accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company. ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 16, 2009 was approximately $11,315,000 based upon the closing price of the Registrant’s Common Stock on such date.

APPLICABLE ONLY TO REGISTANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PREDEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES ☐   NO ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

There were 55,624,381 shares of Common Stock outstanding as of October 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): YES ☐   NO ☒

WIND ENERGY AMERICA INC.
Table of Contents

Explanatory Note

Notes to Consolidated Financial Statements

Index to Exhibits

Exhibit No. 31.1	Certification of CEO and CFO pursuant to Section 302
of the Sarbanes-Oxley Act of 2002 – Filed herewith
Exhibit No. 32.1	Certification of CEO and CFO pursuant to Section 906
of the Sarbanes-Oxley Act of 2002 – Filed herewith

EXPLANATORY NOTE

          Wind Energy America Inc. is filing this Form 10-K/A (Amendment No. 1) for the fiscal year ended June 30, 2009 for the sole purpose of including revised footnotes to its financial statements included in the initial Form 10-K filing for such fiscal year and filing the two exhibits listed in the foregoing Index to Exhibits.

          This Form 10-K/A (Amendment No. 1) does not modify or update any disclosures affected by events subsequent to the filing of the initial 10-K. Except as expressly set forth in this Form 10-K/A (Amendment No. 1), our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 has not been amended, updated or otherwise modified.

WIND ENERGY AMERICA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2009 and 2008

A. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company History –

Wind Energy America, Inc. (formerly Dotronix, Inc), and (“the Company”), was founded in 1980 as a Minnesota corporation. The Company changed control in January, 2007 and since then has focused its efforts entirely on the development and acquisition of wind energy assets for electric power production. As Dotronix, Inc., the Company designed manufactured and marketed cathode ray tube (“CRT”) displays, which CRT business was discontinued in 2005 when it became unprofitable. In 2006 the Company acquired PuraMed products and created PuraMed BioScience, Inc. (“PuraMed”) as a subsidiary which was spun-off on April 12, 2007. PuraMed now trades separately as a publicly held company.

Consolidation Policy

The consolidated financial statements include the Company and its wholly owned subsidiaries Northern Alternative Energy Shaokatan, LLC (“Shaokatan”), and NAE Shaokatan Power Partners LLC (“Power Partners”), both being a Minnesota limited liability company. All liabilities incurred and activities of the Company and its LLC subsidiaries have been conducted in the Company’s name through June 30, 2009.

Shaokatan holds the developer’s interest in two groups of wind farms, one group being two adjoining wind farms known as Shaokatan Hills and Lakota Ridge, and the other group being 16 small wind farms which are managed collectively and known as CHI Energy. These LLC developers’ interests owned by Shaokatan will not participate in the revenues, liabilities, operations, or net income or loss of each particular wind farm LLC until the developer’s interest converts or “flips” into a material interest, and accordingly the Company had no liabilities to consolidate regarding Shaokatan as of June 30, 2009. A detailed description of these developer’s interests owned by the Company via Shaokatan is contained in Item 1 of the report on Form 10-K for fiscal year ended June 30, 2009 of which these notes to our financial statements are an integral part.

The Company’s other wholly-owned subsidiary, Power Partners, consists of a small wind farm currently being developed by us in Lincoln County, Minnesota containing two wind turbines of a total of 1.7 MW (megawatt) capacity. The Company expects to begin receiving revenues from Power Partners in the first half of calendar year 2010.

Shaokatan and Power Partners will each account for their respective future operations when their wind power assets become operational or whenever the various developer’s stake interests convert into material ownership interests, and thereafter any assets, liabilities, income and losses will be consolidated into the financial statements of the Company.

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

Recent Accounting Pronouncements

          SFAS 141(R)

          In December 20007 the FASB issued SFAS (R) for acquiring companies in business combinations to recognize the assets acquired, the liabilities assumed and any non controlling interests of the acquiree at fair market value on the acquisition date. Acquisition costs are expensed in the period incurred or services are rendered. Income tax settlements are reflected as adjustments to goodwill prior to the adoption of SFAS 141. Income tax settlements subsequent to the adoption of SFAS (141) shall impact income tax expense at the time of their reversal. SFAS 141 (R) is effective after December 15, 2008. The Company believes its accounting for the Boreal transaction complies with the provisions of SFAS 141.

          SFAS 157

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 will be effective for the Company’s fiscal year beginning July7 1, 2008. The Company is currently reviewing the effect SFAS 157 will have on its financial statements; however, energy prices which dictate the costs of competing electrical projects will directly impact the fair market value of our Wind Energy Assets.

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

          SFAS 161

          In May 2009, the FASB issued SFAS 165, which establishes disclosure and accounting requirements for subsequent events occurring after the balance sheet date, but before the financial statements are issued. The Company has been in compliance with the provisions of SFAS 161.

          FAS 107-1 & SFAS 157-4

          In April 2009, The FASB approved FSP 107-1 and SFAS 157-4 for interim and annual periods after June 15, 2009. This FSP requires public companies to provide more frequent disclosures about the fair market value of their financial instruments. The Company has no hedges, derivative instruments, swaps, collars, power generation or other financial instruments which would require mark to market accounting. SFAS 157-4 amends SFAS 157 and utilizes a two step model for determining whether an asset is active and if inactive, is it involved in a distressed transaction. Disclosure requirements involve details of the valuation techniques utilized. Until the Company matures in size, and has the misfortune or ability to utilize more complex financial, it will most likely not be impacted by these standards.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months, included but not limited to its corporate checking account, or less to be cash equivalents.

Stock Options

The Company did not issue any stock options in the fiscal years ending June 30 2009 and 2008. Stock warrants were issued for compensation in the amount of $ 20,000 and $382,929 in fiscal 2009 and 2008 respectively.

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

Impairment Expense

The Company reviews its assets on at least an annual basis for potential economic impairment. As the majority of the Company’s assets have not been placed in service as of June 30, 2009 it must evaluate the remaining costs to complete the projects as well as the currently capitalized costs. The Company’s wind assets when completed have a megawatt generating capacity which determines their current economic value. This value is generally determined via a discounted cash flow analysis of the future electric revenues, net of the costs of operating the wind turbines. The Company believes its Wind assets can be completed at costs that are less than their current economic value. Wind assets that generate electricity can generally be sold in a marketplace based upon their discounted cash flows.

The Company recorded a $400,000 impairment charge for its Grand Sierra Resort investment which is involved in the commercial real estate development and gaming industries in Reno, Nevada, due to deteriorating economic conditions in both industries. The Company also abandoned a wind energy project with a capitalized cost of $24,200 in the fiscal year end June 30, 2009.

Fair Value of Financial Instruments

Cash, receivables, accounts payable and accrued liabilities are carried at amounts that reasonably approximate their fair value due to the short-term nature of these amounts.

Fair values of various financial instruments of the Company at June 30, 2009 are as follows:

Nature of Asset (Liability)	Carrying Value(Cost)	Fair Market Value

Cash(Overdraft)	$(5,110)	$(5,110)

Mortgage Receivable	$1,600,000	$1,600,000

Wind Energy Investments	$5,357,103	$5,219,103

Sale/Leaseback of Wind Center	$768,735	$768,735

Notes payable	$107,236	$107,236

          Cash and Cash Equivalents - the Company maintains a corporate checking account with an overdraft balance of $(5,110) reflected in current liabilities and has no other cash equivalents or investments.

          Mortgage Receivable and Sale/Leaseback (see Footnote M) – the Company sold its wind energy center in Lincoln County, Minnesota in a sale/leaseback transaction completed in November 2008. Considering the unique terms of the transaction, it would be difficult to resell this mortgage in a secondary transaction or to securitize it in a pool of mortgages or other debt instruments. Long-term liability of deferred rent accruals are $117,333 and deferred gain is $651,402 at June 30, 2009 as a result of this sale/leaseback transaction. The interest rate of 7.5% approximates current commercial mortgage rate money. Deferred rent represents the difference between current monthly rent of $23,333 and the average rent payment of $38,000 over the term. No present value discount has been taken in our representation of market value for this liability. The cash flow reversal for this liability occurs in year six when the $43,333 lease payment exceeds such average of $38,000. Deferred gain is amortized over the 15-year lease term. Fair market value of the asset and liability related to this mortgage/sale-leaseback is difficult to assess due to various factors including the uniqueness of the facility and its location in a small town, the condition requiring the Company to pledge other assets to secure the transaction, and the fact that if the Company defaults on the lease (which exceeds the mortgage payment by $13,333) the related mortgage receivable would collapse in value. Accordingly, the Company believes assigning a fair market value other than the current recorded value would be speculative and unproductive.

          Wind Energy Investments (see Footnote B) – the majority of the Company’s wind energy investments are valued based on discounted cash flow models of future revenue streams attributable to the “developer’s interests” in various wind farm LLCs. None of these developer’s interests are currently producing income for the Company, and no public or secondary market exists for these interests. An increase in fair value normally could occur due to the accretion in discount under the cash flow models; however, the Company believes any such accretion of discount has been offset by various factors including delays in the timing of participation in future income streams, the recent withdrawal of numerous financial institutions and other entities from the wind power industry, and the dramatic decline in natural gas prices (a competing energy source) during the past year or so. Due to these factors, the Company has not attempted to assign any fair market values in excess of current carrying values.

          Notes Payable – these notes are short-term in nature, no public or secondary market exists for them, and the majority were satisfied for their carrying value during the first quarter of fiscal year 2010 via cash payments or conversion to common stock of the Company.

          Grand Sierra Resort Investment – All of the remaining carrying value of this investment was impaired and written off subsequent to June 30, 2009, and accordingly there is no longer any fair value attributable to this financial instrument.

          The carrying value of financial instruments is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.

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

B. WIND ENERGY OPERATIONS

In February 2008, Boreal Energy Inc. (“Boreal”) obtained a majority interest (58%) of the Company at the time the Company acquired Boreal’s wind energy assets for 28,500,000 common shares of the Company. Push down accounting was utilized to value the tangible assets of Boreal conservatively at a market value of $ 9,084,503. An unaudited financial statement of Boreal at June 30, 2008 would have reflected assets of $11,550,376, equity of $ 8,337,673, revenues of $1,456,526 and a net loss $(1,716,034). The major tangible asset of Boreal was its investment in Navitas Energy, Inc. which was valued at $ 11,384,721. During 2008 this Navitas ownership interest was exchanged for assets of Navitas. The principal Boreal shareholders have since liquated a majority of the common shares of the Company obtained when the Boreal assets were sold to the Company, and they are no longer involved with Company and its business. The Company did not absorb the personnel or operations of Boreal in the transaction, nor did the Company assume any liabilities of Boreal.

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

Incident to an exchange of assets by Boreal for its interest in Navitas Energy Inc, the Company acquired these exchanged assets in the Boreal asset purchase transaction. In the exchange the Company received two turbines and related electric generating equipment with a four megawatt capacity in Sibley County, Iowa valuated at $ 4,752,000, two turbines with 1.7 megawatts capacity and electric generating equipment in Lincoln County, Minnesota valuated at $2,019,600. Other assets transferred include 160 acres of land in Lincoln County, Minnesota valued at $320,000 a building with repair facilities and eight motel rooms, a large meeting room and offices valued at $1,992,905, and the remaining value of $583,250 was assigned to a 100 megawatt project in the preliminary engineering phase referred to as the Viking Wind Energy Project in Martin County, Minnesota.

The Company reallocated the value of $11,287,250 in Navitas Energy stock ownership originally assessed to Boreal Energy, Inc. asset acquisition to the assets received above. The exchange has been reflected on the Company’s June 30, 2008 balance sheet.

The carrying values of the Wind Energy Assets are summarized as follows:

	2009	2008
Asset Description
Developers Interest in LLC and Other Entities
Lakota Ridge LLC-Lincoln County, Minnesota	$1,134,963	$1,134,963
Shaokatan Hills LLC- Lincoln County, Minnesota	1,134,963	1,134,963
Chi Wind Farms LLC- Lincoln County, Minnesota	2,630,074	2,630,074
Averill Wind LLC- Fargo, North Dakota	276,275	251,175
Great Plains Wind LLC- Sibley County Iowa (abandoned in 2009)	—	24,200
French Lake -Lincoln County, Minnesota	10,000	—
Sibley Hills LLC, NAE SPP, NAE Allendorf	55,828	—
Zulu Wind LLC- Lincoln County, Minnesota	100,000	100,000

Subtotal producing LLC investments	5,342,103	5,275,375
Wind Turbines to be Commissioned
Henry Hills 4 Megawatts- Silbey County, Iowa	5,704,865	4,752,000
Midwest Energy Center -1.7 Megawatts Lincoln County, Minnesota	2,555,430	2,019,600

Subtotal WindTurbines to be Commissioned	8,260,295	6,771,600

Real Property
Buildings -Midwest Wind Energy Center - Lincoln County, Minnesota	—	1,992,905
Land- 160 acres- Lincoln County, Minnesota	—	320,000

Subtotal Real Property	—	2,312,905

Total Wind Energy Assets	$13,602,398	$14,359,880

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

D. REAL ESTATE VENTURE – GRAND SIERRA RESORT CORP

The Company purchased 1,037,500 shares of common stock of Grand Sierra Resort Corp., for $415,000, resulting in an ownership interest of slightly less than 1%. Grand Sierra is a private company incorporated in the State of Nevada. The Company accounted for its investment using the cost method. The Company recorded an impairment expense of $400,000 during the current fiscal year based upon declines in values in real estate and the gaming industry. The reduced carrying value at June 30. 2009 is $15,000. Subsequent thereto, in the first quarter of fiscal year 2010, the Company wrote off and impaired the remaining $15,000 carrying value.

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

G. SALE OF UNREGISTERED SECURITIES

The total outstanding convertible debt of $ 94,152 was converted into unregistered common stock on September 16, 2009 for 753,216 shares at $.125 per share.
The Company issued 69,000 unregistered common shares to pay a $10,000 note and accrued interest of $350.
The Company sold 1,852,500 unregistered common shares at $.10 per share from April 1, 2009 through September 16, 2009 for proceeds of $ 185,250.
From April 1, 2009 through June 30, 2009 the Company sold 1,730,000 unregistered common shares at $.125 per share resulting in proceeds of $ 216,250.
From October 1, 2008 through March 31, 2009 the Company sold 1,926,665 unregistered common shares at $ .15 per share resulting in proceeds of $ 289,000.
From September 1, 2008 through October 31, 2008 the Company sold 204,900 unregistered common shares at $.30 per share resulting in proceeds of $ 61,200.
From April 15, 2008 through July 31, 2008 the Company sold 386,699 unregistered common shares at $.75 per share for proceeds of $ 290,023.
The Company sold 324,000 shares at $1.25 per share, resulting in net proceeds of $373,500 from January 1, 2008 through April 15, 2008.
All of these sales were made to accredited investors.
The proceeds were utilized to operations and the Iowa wind farm turbine startups.

On December 28, 2007 the Company issued 4,000,000 shares of its common stock to Northern Alternative Energy, Inc. as consideration related to the acquisition of their general partnership interest in Chi Energy wind farm energy assets. No commissions were involved in this transaction, and these shares were offered and sold in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933.

In February, 2008 the Company issued 28,500,000 unregistered common shares to Boreal Energy, Inc. to acquire certain intangible wind energy development and design projects as well as a number of material tangible assets which were exchanged for the Navitas stock which had been owned by Boreal.

H. WARRANTS AND STOCK ISSUED FOR SERVICES

The Company issued five-year warrants to four officers and directors in February 2009 for the total purchase of 1,750,000 common shares exercisable at $.30 per share. The Company expensed these warrants as management fees in the amount of $ 493,150 based upon the black scholes option pricing model of a risk free interest rate of 3.00%, and a volatility for the stock of 195% over a five year period. All common stock issuances for services were valued at the trading price of the common stock at the date of issuance or if more relevant the date the services were performed.
In September, 2008 the Company issued 60,000 unregistered common shares to its CEO valued at $.30 per share for compensation of $ 18,000 and 60,000 to a member of the board valued at $ .25 per share for compensation of $ 15,000.
In June 2009 the Company issued 370,000 shares to seven individuals for services ranging from website design to fund rising which were valued at $ .15 per share for total compensation of $55,500.
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

J. STOCKHOLDERS’ EQUITY OPTIONS

A summary of the Company’s stock options is presented below:

	Years Ended June 30
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	45,000	.45	47,500	$0..41

Granted	0	0	—	—
Exercised or cancelled	(2,500)	.45	-2500	$0.33

Outstanding at end of year	42,500	$.41	45,000	$0.41

Options exercisable at year end	42,500	$.41	45,000	0.41

The following table summaries information about stock options outstanding at June 30, 2009:

Options Outstanding and Exercisable:

Options	Remaining Contractual	Exercise
Outstanding	Life (Years)	Price
10,000.2		0.21
2,500.4		0.23
25,000.4		0.36
5,000	5.4	0.95

Warrants

In connection with various private placements of the Company’s common stock and convertible debentures, the Company issued warrants to broker/dealers and investors as shown in the following table. The Company recorded an expense of $1,300,951 for the issuance of the warrants in accordance with FASB 123 for the issuance of common stock, common stock warrants and equivalent common stock instruments for services. The warrants were valued based upon the black-scholes model with the following parameters of exercise price range ( $.30-.$ 75) price range of ($.53-$2.15) term (3-5 years) volatility (110% -132%) and discount rate of 4.25%. The remaining contractual life in the following table is as of June 30, 2009.

Warrants	Remaining Contractual	Exercise
Outstanding	Life (Years)	Price

36,200	1.9	$.40

114,250	2.0	.60
24,000	2.1	.35
133,519	2.6	.30
205,850.8		.30
100,507	1.0	.75
617,500.8		.30

1,231,826	1.2 (avg)	$.37 (avg)

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

A reconciliation of the Company’s tax provision based on a statutory federal income tax rate of 35% to the Company’s effective rate is as follows:

	2009	2008
Computed tax benefit at:
Federal @ 35% -benefit	$455,000	$193,000
State tax rate net of federal –benefit	$68,000	$29,000

Change in valuation allowance	$(483.000)	$(171,000)
Permanent and other differences –stock & warrant compensation & spin out losses	$(40,000)	$(51,000)

Provision	$—	$—

No deferred income taxes have been provided for the temporary differences between the financial reporting and income tax basis of the Company due to the valuation allowances outlined below:

	Years ended June 30
	2009	2008
	Asset	Asset
	(Liability)	(Liability)
Net operating loss carry forward	$6,398,000	$5,422,000
		—

		—
		—
		—
Valuation allowance	$(6,398,000)	$(5,422,000)

At June 30, 2009, the Company has federal income tax net operating loss carryforwards of approximately $ 13,050,000 that will expire through 2027, and for Minnesota income tax net operating loss carryforwards of $ 4,050,000 that will expire through 2021. Wisconsin’s operating loss carryforwards of $450,000 expire through 2022. Future utilization of loss carryforwards could be limited under Internal Revenue Code Section 382 for significant changes in ownership.

L. CONVERTIBLE DEBT

On June 30, 2008 the Company borrowed $ 94,152 from an individual at 9 % per annum, and this debt was converted into 753,216 shares of unregistered common stock on September 16, 2009 at $.125 per share. The Company also converted a $10,000 note and accrued interest of $350 into 69,000 shares of unregistered common shares in June 2009 at $.15 per share. The Company recorded interest expense of $34,311 in connection with these transactions due to the in-the-money portion of the stock price conversion feature of $25,000 and 10,000 warrants valued at $ 9,311 which were also issued in the note transaction.

M. SALE/LEASEBACK OF MIDWEST WIND ENERGY CENTER

In November 2008 the Company obtained substantial funding through a sale/leaseback of its Midwest Wind Energy Center (“MWEC”) with Trident Holding Group, Inc. of San Diego, California. This sale/leaseback transaction included the MWEC building along with the 160 acres in Lincoln County, Minnesota where the MWEC is situated. Neither Trident nor any of its principals had a relationship to, or other dealings with, the Company prior to this transaction.

This sale/leaseback transaction involved primarily two agreements, a standard real estate purchase agreement whereby the Company sold and transferred the MWEC to Trident, and a long-term lease whereby Trident leased the MWEC back to the Company. Under the purchase agreement, Trident paid $3.2 Million for the MWEC, consisting of $1.6 Million in cash paid at closing and  $1.6 Million through a Promissory Note requiring only monthly interest payments at 7.5% per annum ($10,000 monthly) until the end of the 15-year term at which time all principal is due in full.

Concurrent with this sale, Trident leased the MWEC back to the Company under a lease which requires the Company to pay all real estate taxes, insurance, utilities and any other operating expenses of MWEC, and provides to the Company income from the MWEC such as lodging and rental income and farm lease income from the MWEC land. Lease payments from the Company to Trident are $23,333 monthly for lease years 1-2, $30,000 monthly for lease years 3-5, and $43,333 monthly for lease years 6-15. The Company has an option to repurchase the MWEC during lease years 3-6 for $3,250,000 during year 3, $3,300,000 during year 4, $3,350,000 during year 5, and $3,400,000 during year 6.  Incident to this sale/leaseback transaction, the Company also granted Trident a security interest in the 850kw Gamesa wind turbines owned by the Company and situated nearby the MWEC.

The Company rents office spaces in Vadnais Heights, Minnesota, a suburb of St. Paul, on a month-to-month basis for $3,500 monthly.

Future monthly lease commitments for the next five years are listed below:

Year	Amount
2010	$279,996
2011	333,332
2012	360,000
2013	360,000
2014	466,664
Thereafter	4,853,332
$6,653,324

N. NOTE PAYABLE

On March 20, 2009, the Company purchased various infrastructures belonging to the Henry Hills Complex from Northern Alternative Energy for $605,000. The Company signed a promissory note for the balance due in September 2009 with an interest rate of 6% per annum. This purchase was necessary to provide the interconnect capabilities for the turbines the Company had acquired with the Boreal asset purchase located in the Henry Hills Complex. As of June 30, 2009, the Company had made payments of $514,764 to third parties in behalf of Northern Alternative Energy. As of June 30, 2009, the balance due on the note payable was $90,236.

O. SUBSEQUENT EVENTS

Outstanding convertible debt of $94,152 plus accrued interest was converted into unregistered common stock on September 16, 2009 for 753,216 shares at $.125 per share.

The Company sold 1,852,500 unregistered common shares at $. 10 per share from July 1, 2009  through September 16, 2009 for proceeds of $l85,250.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 25, 2010	Wind Energy America Inc.

By:	/s/ Robert O. Knutson
Robert O. Knutson, Managing Director