Form 10-K/A
period 2008-06-30
WIND ENERGY AMERICA INC.
filed 2010-01-28
CIK 351809

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐
Accelerated filer	☐
Non-accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company. ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 16, 2009 was approximately $11,315,000 based upon the closing price of the Registrant’s Common Stock on such date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
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

EXPLANATORY NOTE

Wind Energy America Inc. is filing this Form 10-K/A (Amendment No. 1) to its Annual Report on Form 10-K for the year ended June 30, 2008.  Exhibit 31.1 enclosed herewith  amends and replaces the original Exhibit 31.1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 26, 2010	Wind Energy America Inc.

	By	/s/ Robert O. Knutson
Robert O. Knutson, Managing Director