Form 10-Q
period 2009-12-31
WIND ENERGY AMERICA INC.
filed 2010-02-18
CIK 351809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2009
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

Class

60,767,841 Common Shares (par value $.05/share) Outstanding at February 12, 2010

Transitional Small Business Disclosure Format (check One):    YES  ☐      NO  ☒

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WIND ENERGY AMERICA INC.

CONSOLIDATED BALANCE SHEETS

	December 31	June 30
	2009	2009
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$111,596	$—
Advances to Vendor for Construction	26,749	—
Total Current Assets	138,345	—

Property, Plant & Equipment:
Wind Power Projects Under Construction	10,293,494	8,397,815
Wind Power Projects In Development	289,275	464,347
Accumulated Depreciation	—	—
Net Property, Plant & Equipment	10,582,769	8,862,162

Investments:
Mortgage Receivable	1,600,000	1,600,000
Investments in Operating Wind Power Projects	4,900,000	4,900,000
Investment in Grand Sierra Resort Corporation	—	15,000
Total Investments	6,500,000	6,515,000

Total Assets	$17,221,114	$15,377,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Checks Written in Excess of Cash in Bank	$—	$5,110
Accounts Payable	92,620	45,498
Accrued Interest	21,991	5,516
Notes Payable	112,000	131,152
Deferred Compensation	90,000	—
Payroll Taxes Payable	6,670	—
Deferred Rental Income - Current Portion	10,552	—
Loans Payable on Projects - Current Portion	134,184	250,000
Total Current Liabilities	468,017	437,276

Deferred Rental Income - Long-Term Portion	24,656	—
Loans Payable on Projects - Long-Term Portion	1,960,713	—
Sale/Leaseback Rent Accrual	205,173	117,333
Sale/Leaseback Deferred Gain	628,290	651,402
Total Liabilities	3,286,849	1,206,011

Stockholders’ Equity:
Preferred stock: no par value, authorized 10,000,000 shares, none issued	—	—
Common stock: $.05 par value, authorized 100,000,000 shares 60,767,841 and 54,696,165 shares outstanding as of December 31, 2009 and June 30, 2009	3,037,892	2,734,808
Additional paid-in capital	33,010,504	29,464,524
Accumulated deficit	(22,114,131)	(18,028,181)
Total Stockholders’ Equity	13,934,265	14,171,151

Total Liabilities and Stockholders’ Equity	$17,221,114	$15,377,162

See accompanying notes to the consolidated financial statements

WIND ENERGY AMERICA INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	December 31	December 31	December 31	December 31
	2009	2008	2009	2008

Revenue:
Rental Income	$10,556	$23,584	$30,841	$35,817
Farm Lease Income	—	—	7,695	8,505
Total revenues	10,556	23,584	38,536	44,322

Expenses:
General & Administrative	647,956	187,325	819,272	324,811
Professional Fees	51,821	62,256	112,405	105,222
Management Fees	135,317	51,968	2,976,657	109,668
Impairment and Abandonment Expense	212,240	—	212,240	—

Total expenses	1,047,334	301,549	4,120,574	539,701

Net Operating Loss	(1,036,778)	(277,965)	(4,082,038)	(495,379)

Other Income and Expenses:
Interest Income	30,000	19,625	60,000	19,625
Amortization of Deferred Gain	11,750	—	23,112	—
Warrant & Debt Discount Expense	—	—	(79,050)	—
Interest Expense	(2,072)	(1,412)	(7,974)	(4,975)
Total Other Income and Expenses	39,678	18,213	(3,912)	14,651

Net Loss	$(997,100)	$(259,752)	$(4,085,950)	$(480,728)
Per Share Data:
Net Loss per Common Share:	$(0.02)	$(0.01)	$(0.07)	$(0.01)
Weighted Average Shares Outstanding	59,847,361	50,605,093	57,732,003	50,305,392

See accompanying notes to the consolidated financial statements

WIND ENERGY AMERICA INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED
	December 31	December 31
	2009	2008
Cash flows used in continuing operations:
Net Loss:	$(4,085,950)	$(480,728)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Deferred Gain	(23,112)	—
Depeciation Expense	—	20,130
Warrant and Debt Discount Expense	79,050	—
Warrants for Stock Issued for Compensation to Non-Employees	2,627,075	—
Stock Based Compensation to Non-Employees	103,750	33,000
Options Issued to Employees	417,102	—
Impairment and Abandonment Expense	212,240	—
Changes in Operating Assets and Liabilities:
Increase in Accounts Receivable	—	(117,467)
Increase in Advances to Vendor for Construction	(26,750)	—
Decrease in Checks Written in Excess of Cash in Bank	(5,110)	—
Increase in Accounts Payable	47,122	3,370
Increase in Accrued Interest	16,475	—
Increase in Payroll Taxes Payable	6,670	—
Increase in Sale Leaseback Rent Expense Accrual	87,840	—
Increase in Deferred Compensation	90,000	—
Increase in Deferred Rental Income	35,208	—
Net Cash Used in Operating Activities	(418,390)	(541,695)

Cash Flows Used in Investing Activities:
Sale and Leaseback of Building	—	1,380,650
Proceeds from Mortgage Receivable	—	10,375
Additions to Wind Power Projects Under Construction	(200,782)	(1,105,830)
Investments in Wind Power Projects In Development	(22,169)	—
Net Cash Provided by (Used in) Investing Activities	(222,951)	285,195

Cash Flows Provided by Financing Activities:
Common Stock Issued for Cash	526,170	248,700
Payment of Convertible Debenture	—	(15,000)
Principal Repayment of Notes Payable	(15,000)	—
Proceeds from Loans Payable on Projects	150,000	—
Proceeds from Notes Borrowing	91,767	—
Net Cash Provided by Financing Activities	752,937	233,700

Net Increase (Decrease) in Cash and Cash Equivalents	111,596	(22,800)

Cash and Cash Equivalents at Beginning of Period	—	97,459
Cash and Cash Equivalents at End of Period	$111,596	$74,659

Supplemental Cash Flow Information:
Cash Paid During the Six Months Ended December 31, 2009:
Interest Expense	$1,713	$3,562
Income Taxes	$—	$—
Stock Issued for Debt Payment	$94,152	$—
Loans Payable Assumed with Acquisition of LLC’s	$1,945,087	$—
Loan Payable Issued to Payoff Note Payable	$250,000	$—

See accompanying notes to the consolidated financial statements

WIND ENERGY AMERICA INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.   “Plain English”

We will use such terms as “we”, “our” and “us” in place of Wind Energy America Inc. or “the Company.” When such terms are used in this manner throughout this document they are in reference only to the corporation, Wind Energy America Inc. and its subsidiaries, and are not used in reference to the board of directors, corporate officers, management, or any individual employee or group of employees.

B.   Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, the statements under both “Notes to Unaudited Consolidated Financial Statements” and “ Management’s Discussion and Analysis and Results from Operations” located elsewhere herein regarding our financial position and liquidity, the amount of and our ability to make debt service payments, our strategies, financial instruments, and other matters, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

C.   Nature of Business

Since early 2007, we have been engaged solely in the wind power segment of the renewable energy industry. We own, either through wholly-owned subsidiaries, or through “developer’s interests”, portions of 59.2 megawatts (MW) of nameplate wind generating capacity. Through wholly-owned subsidiaries, 4.0MW of this wind energy generating capacity was under construction as of December 31, 2009 in Osceola County, Iowa.  Also through wholly-owned subsidiaries, we had 1.6MW of this capacity under construction in Lincoln County, Minnesota as of December 31, 2009.  We also own “developer’s interests” in two groups of wind farms in Minnesota in an active wind energy production region called Buffalo Ridge.  These projects in which we own a “developer’s interest” have a capacity of 53.5MW.  We will not receive any material revenue from these developer’s interests until these projects reach certain milestones, the projects reach their “flip” dates, and our developer’s interests are converted into larger percentage ownership.

D.   Current Strategy

Our current strategy is to create value by:

•	completing construction and commissioning of our 4.0MW wind project in Osceola County, Iowa
•	completing construction and commissioning of our 1.6MW wind project in Lincoln County, Minnesota
•

applying for and receiving cash grants from the United States government under Section 1603 of the American Recovery and Reinvestment Act of 2009 (ARRA 2009) upon the commissioning of the above mentioned wind power project in Osceola County, Iowa

•	assuring the “flip” events in the three projects in which we own a “developer’s interest” on Buffalo Ridge, Minnesota
•	developing our current pipeline of early-stage wind power development projects in Minnesota and Pennsylvania
•	developing other early-stage wind power development projects that are currently under negotiation
•	selling selected assets which may be more valuable to certain buyers than they are to us on a case-by-case basis

In order to execute this strategy, Wind Energy America Inc. hired three executives as full-time employees in  November 2009.  These executives were elected to the officer positions of Chief Executive Officer, Chief Development Officer and Chief Financial Officer. The professional biographies of these executives are included in Form 8-K filed with the Securities and Exchange Commission on November 23, 2000)

E.   Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements included herein have been prepared by us in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Wind Energy America Inc. and its various wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.  We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K and Form 10-K/A for the year ended June 30, 2009, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K and Form 10-K/A have been omitted.

Consolidation Policy

The consolidated financial statements include Wind Energy America Inc. and our wholly owned subsidiaries Northern Alternative Energy Shaokatan, LLC (“Shaokatan”), NAE Shaokatan Power Partners LLC (“Power Partners”), Zachary Ridge, LLC (“ZR”) and LJ Trust, LLC (“LJT”), all being Minnesota limited liability companies. All liabilities incurred and activities in which Wind Energy America Inc. and our LLC subsidiaries are involved, have been conducted in the name of Wind Energy America Inc. through December 31, 2009.

Shaokatan holds the developer’s interest in two groups of wind farms, one group being two adjoining wind farms known as Shaokatan Hills and Lakota Ridge, and the other group being 16 small wind farms which are managed collectively and known as CHI Energy. These LLC developers’ interests owned by Shaokatan will not materially participate in the revenues, liabilities, operations, or net income or loss of each particular wind farm LLC until the developer’s interest converts or “flips” into a material interest, and accordingly we had no material revenues or liabilities to consolidate regarding Shaokatan as of December 31, 2009. A detailed description of these developer’s interests owned by us via Shaokatan is contained in Item 1 of the report on Form 10-K for fiscal year ended June 30, 2009 and are an integral part to these notes to our financial statements.

Power Partners consists of a small wind farm currently being developed by us in Lincoln County, Minnesota containing two wind turbines of a total 1.6 MW capacity. We expect to begin receiving revenues from Power Partners in the first half of calendar year 2010.

Shaokatan and Power Partners will each account for their respective future operations when their wind power assets become operational or whenever the various developer’s stake interests convert into material ownership interests, and thereafter any assets, liabilities, income and losses will be consolidated into our financial statements.

ZR and LJT are two wind farms each consisting of one 2.0MW turbine located in Osceola County, Iowa.  ZR was commissioned on January 30, 2010 and is operating as designed.  We expect LJT to be commissioned in the first half of calendar year 2010.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period.  Some significant estimates are the valuation or impairment of property and equipment, the valuation of warrants and options issued for compensation, and deferred income taxes.

Our investments are stated at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The carrying value of our investments in wind energy assets are carried at cost.

Cash Equivalents

We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Carrying Value of Wind Energy Assets

A detailed breakdown of the carrying value of our various wind energy assets  is contained in the footnotes of our audited financial statements included in our annual report on Form 10-K and Form 10-K/A for the fiscal year ended June 30, 2009.

Depreciation Expense

All of our depreciable assets have not been placed in service as of December 31, 2009 and therefore have not been depreciated. The only depreciation expense recorded on our books during fiscal year 2008 related to the building (Midwest Center for Wind Energy) which was sold in a sale-leaseback transaction in November, 2008. We depreciated the building on the straight line method over 40 years during its ownership.

Acquisitions

On November 10, 2009 we completed the acquisitions of certain limited liability companies which are necessary to complete our 4.0MW project in Osceola County, Iowa. The sellers of these LLCs are shareholders in Wind Energy America Inc. The agreement to purchase these LLCs was signed in March 2009 and included a cash payment of $355,000, a note payable of $250,000, and assumption of certain loans resulting in a total acquisition price of $2.6 million. An independent appraisal of the project values the LLCs at about $2.6 million, therefore, the acquisition has been recorded at cost.  In order to complete this project and reach commercial operation, we have incurred additional costs which have been added to the carrying value of this project including labor and materials, capitalized insurance, interest and other costs.

Impairment

We review our assets on at least an annual basis for potential economic impairment. As the majority of our assets have not been placed in service as of December 31, 2009 we must evaluate the remaining costs to complete the projects as well as the currently capitalized costs. Our wind assets, when completed, have a megawatt generating capacity which determines their current economic value. This value is generally determined via a discounted cash flow analysis of the future electric revenues, net of the costs of operating the wind turbines.  During the three months ended December 31, 2009 we recognized an impairment expense of $212,240.  This charge was to reduce the carrying value on our books to zero of the capitalized development costs of Zulu Wind LLC, NAE Allendorf, NAE Sibley, Sibley Hills, Henry Hills, in addition to the investment in Grand Sierra Resort Corp.  Henry Hills is not the Osceola County, Iowa 4.0MW project which was referred to as “Henry Hills 4MW” in previous filings, but rather was intended to be an expansion project adjacent to the Osceola County, Iowa 4.0MW project.  The impairment expense was recognized as we believe that it is unlikely that we will develop these projects or that any amount could be realized by the potential sale of these projects and assets.  Other than these impairments recognized, we believe our wind assets can be completed at costs that are less than their current economic value. Wind assets that generate electricity can generally be sold in a marketplace based upon their discounted cash flows.

Stock-Based Compensation - Stock Options, Warrants and Common Stock Grants

In 2006, we adopted the fair value recognition provision which requires us to recognize in our financial statements the cost of employee or director or consulting services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. We currently use the Black-Scholes option valuation model to calculate equity based compensation at the date of grant.  The cost of these equity awards will be recognized over the period during which an employee, director or consultant is required to provide service in exchange for the award.

During the six months ended December 31, 2009, we issued 475,000 unregistered common shares for services, of which 400,000 shares were issued to independent directors for serving on our Board of Directors, and 75,000 shares were issued to independent consultants for financial services. These transactions were recorded as management fees valued at $.21 to $.25 per share. These awards of shares did not require any additional performance for service after the grant date, therefore the entire value of these grants were recognized during the six months ended December 31, 2009.

In July 2009, we granted a five-year warrant to our Chairman of the Board to purchase 1,000,000 of shares of our common stock at an exercise price of $.25 per share. This warrant does not require any additional performance for service after the grant date, therefore the entire value of this grant was recognized during the six months ended December 31, 2009.

In September 2009, we granted five-year warrants to three directors, two former directors and a former executive officer to purchase a total of 18,750,000 shares of our common stock at an exercise price of $.20 per share.  These warrants do not require any additional performance of service after the grant date, therefore the entire value of these grants were recognized during the six months ended December 31, 2009.

During the six-month period ended December 31, 2009, we granted five-year warrants to three unaffiliated lenders to purchase a total of 500,000 shares of our common stock at an exercise price of $.20 per share. These warrants were fully vested on the grant date, therefore the entire value of these grants were recognized during the six months ended December 31, 2009.

On November 11, 2009 we awarded stock options to our Chief Executive Officer and Chief Development Officer, both of whom had been appointed to our Board of Directors on October 2, 2009.  We also awarded stock options to our Chief Financial Officer.  Each of these three officers received a quantity of stock options in the amount of one-twelfth of the total number of shares, warrants and options outstanding as of October 1, 2009 and would carry an exercise price of $0.20 per share, which was our closing stock price on the grant date.  Twenty percent of these options would vest on the grant date.  The remaining eighty percent of these options would become exercisable ratably over a 48-month period starting on the grant date.  These options expire at the end of five years.  Since these options have a service requirement, the cost of these options will be recognized on the same basis as their vesting schedule described above.

Income Taxes

We account for income taxes in accordance with ASC 740, which provides that deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The valuation allowances have been recognized as equal to the income tax benefits in order to reduce the deferred tax assets to zero.

Common Stock Sales

During the six months ended December 31, 2009, we sold a total of 4,833,460 unregistered common shares to various accredited investors in private placement transactions for aggregate proceeds of $526,170, resulting in an average price of $.11 per share.

Satisfaction of Note

As of June 30, 2009 we had borrowed $94,152 from an individual lender at 9% per annum on an unsecured promissory note, which loan was callable by the lender upon 30 days notice to us. As of September 15, 2009, the outstanding principal balance and accrued interest of this loan was $95,917. All principal and accrued interest of this loan was satisfied in full by us in September 2009 through issuance of 753,216 shares of our restricted common stock to the lender, approximately $.127 per share.

Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is not shown, as the exercise of stock options and warrants using the treasury stock method are dilutive to the computation of loss per share.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update of Accounting Standards Codification 105, “Generally Accepted Accounting Principles” (“ASC 105”) which establishes the FASB Accounting Standards Codification TM (the “ASC”).  The ASC is the sole source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  The ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC is no longer authoritative. While the ASC does not change GAAP, it introduces a new structure that reorganizes the GAAP pronouncements into accounting topics. All content of the ASC carries the same level of authority.  The ASC is effective for our financial statements as of September 30, 2009.

We have reviewed certain other recent accounting pronouncements and determined that they will have no present or future impact on our business.

F.   History

Operations Prior to Entering the Wind Power Business

Wind Energy America, Inc. (formerly Dotronix, Inc), and (“the Company”), was founded in 1980 as a Minnesota corporation. The Company changed control in January, 2007 and since then has focused its efforts entirely on the development and acquisition of wind energy assets for electric power production. As Dotronix, Inc., we designed manufactured and marketed cathode ray tube (“CRT”) displays, which CRT business was discontinued in 2005 when it became unprofitable. In 2006 we acquired PuraMed products and created PuraMed BioScience, Inc. (“PuraMed”) as a subsidiary which was spun-off on April 12, 2007. PuraMed now trades separately as a publicly held company.

Grand Sierra Resort Corp.

In 2006, we purchased for $415,000 a total of 1,037,500 shares of common stock of Grand Sierra Resort Corp. (“Grand Sierra”), resulting in an ownership interest in Grand Sierra of slightly less than 1%. Grand Sierra is a private company incorporated in the State of Nevada. We accounted for our investment in Grand Sierra using the cost method. During the past fiscal year ended June 30, 2009, we recorded an impairment expense of $400,000 regarding our Grand Sierra investment.  During the three months ended December 31, 2009, we recorded an impairment expense for the remaining $15,000 carrying value of our investment in Grand Sierra Resort Corp.

Entry into the Wind Energy Business

Averill Wind Farm

In early 2007, we entered into our first transaction to engage in the industry of generating electricity from wind power turbines, which consisted of our purchase of a $200,000 equity interest in Averill Wind, LLC, a 10MW wind farm under development in Minnesota near Fargo/Moorhead. We still own a minority interest in the Averill Wind Farm project and intend to develop it into an operating wind energy project if preliminary evaluations justify continuance of our development efforts.

Shaokatan Hills/Lakota Ridge and CHI Energy Wind Farms

During the second half of calendar 2007, we purchased from Northern Alternative Energy Inc. its subsidiary Northern Alternative Energy Shaokatan LLC (“NAE Shaokatan”), for which we paid a total of $2,500,000 in cash and 4,000,000 shares of our common stock valued at $.60 per share. From this purchase, we obtained the “developer’s interest” in two groups of wind farms in Minnesota on Buffalo Ridge, the first group being two adjoining wind farms known as Shaokatan Hills and Lakota Ridge and the second group consisting of 16 small wind farms collectively known and managed as CHI Energy. Further detailed information on these wind farms and a description of the developer’s stakes in them is contained in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) following in this quarterly report.

Acquisition of Boreal Assets

In February 2008, we acquired assets from Boreal Energy, Inc. (“Boreal”) consisting primarily of a “pipeline” of proposed projects in various stages of development, and other assets exchanged by Boreal with a third party prior to the final closing of this acquisition in September 2008. These Boreal assets were purchased by us in consideration for 28,500,000 shares of unregistered common stock of Wind Energy America Inc. There was no material relationship between Boreal and Wind Energy America Inc. or their respective officers, directors or affiliates prior to this transaction.

Through an exchange transaction conducted by Boreal prior to the final closing of the Boreal asset purchase, we acquired the Midwest Center for Wind Energy (“MCWE”) and adjoining 160 acres in Lincoln County, Minnesota, four Gamesa wind turbines having aggregate rated capacity of 5.6MW, and the Viking Wind Farm project in Martin County, Minnesota. For a more detailed description of this Boreal asset purchase, the assets acquired and exchanged thereby, and the accounting treatment of the transaction, see the following Item 2 of this quarterly report as well as our annual report filed with the SEC on Form 10-K and Form 10-K/A for the fiscal year ended June 30, 2009, which can be accessed at www.sec.gov.

Acquisition of Zachary Ridge LLC and LJ Trust LLC

On November 10, 2009, we acquired 100% ownership of Zachary Ridge LLC and LJ Trust LLC.  These LLC’s hold the power purchase agreements, interconnect agreements and land leases that are an integral part needed to complete commissioning of the 4.0 MW project obtained as part of the Boreal Asset Acquisition.  As part of this acquisition, we assumed all outstanding loans of the LLC’s and paid an additional $605,000 in cash.  Subsequent to this acquisition, one of the two 2.0 MW turbines has been commissioned and will begin generating power in January 2010 with the other turbine expected to be commissioned in the first half of calendar year 2010 once needed repairs and testing are completed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

Since early 2007, we have been engaged solely in the wind power segment of the renewable energy industry. We own, either through wholly-owned subsidiaries, or through “developer’s interests”, portions of 59.2MW of nameplate wind generating capacity. Through wholly-owned subsidiaries, 4.0MW of this wind energy generating capacity was under construction as of December 31, 2009 in Osceola County, Iowa.  Also through a wholly-owned subsidiary, we had 1.6MW of this capacity under construction in Lincoln County, Minnesota as of December 31, 2009.  We also own “developer’s interests” in two groups of wind farms in Minnesota in an active wind energy production region called Buffalo Ridge.  These projects in which we own a “developer’s interest” have a capacity of 53.5MW.  We will not receive any material revenue from these developer’s interests until these projects reach certain milestones, the projects reach their “flip” dates, and our developer’s interests are converted into larger percentage ownership.

History

Operations Prior to Entering the Wind Power Business

Wind Energy America, Inc. (formerly Dotronix, Inc), and (“the Company”), was founded in 1980 as a Minnesota corporation. The Company changed control in January, 2007 and since then has focused its efforts entirely on the development and acquisition of wind energy assets for electric power production. As Dotronix, Inc., we designed manufactured and marketed cathode ray tube (“CRT”) displays, which CRT business was discontinued in 2005 when it became unprofitable. In 2006 we acquired PuraMed products and created PuraMed BioScience, Inc. (“PuraMed”) as a subsidiary which was spun-off on April 12, 2007. PuraMed now trades separately as a publicly held company.

Grand Sierra Resort Corp.

In July 2006 we formed a Minnesota corporate subsidiary, Grand Realty Group Inc., for the purpose of acquiring an equity interest in Grand Sierra Resort Corp. (“Grand Sierra”), a private company incorporated in Nevada. Grand Sierra purchased the Reno Hilton Hotel/Casino complex in Reno, Nevada in June 2006 from Harrah’s Entertainment Inc. and promptly changed its name to Grand Sierra Resort & Casino. This Grand Sierra complex includes a large casino gaming area, hotel rooms, many condominium units, and various retail businesses. Through certain warrant rights held by the Company, the Company in 2006 purchased a total of 1,037,500 shares of Grand Sierra common stock for $415,000 representing approximately an ownership of 1% of Grand Sierra. Although we continue to hold its common stock interest in Grand Sierra, a recent impairment evaluation of this asset has resulted in our Grand Sierra investment being written down to zero.

Entry into the Wind Energy Business

In early 2007, we purchased a $200,000 equity interest in Averill Wind, LLC. a Minnesota company. Averill is a 10MW wind farm near Fargo/Moorhead, Minnesota, a region of the country that is favorable for electricity generation through wind power. We have been in discussion with the principal equity owners of Averill regarding possible financing and development of Averill.

In May 2007, we invested $100,000 in an Interconnection System Impact Study to potentially connect 300MW of wind generated electricity to Excel Energy’s ZULU substation in southeast Lincoln County, Minnesota. We must supply 50% of the capital to become an equal partner in the proposed 300MW wind farm. This ZULU wind farm cannot be developed until a planned large power transmission line is completed from Minneapolis to Buffalo Ridge.  In the three months ended December 31, 2009 we recognized an impairment expense and wrote the carrying value of this project on our books to zero as we believe it is unlikely we will realize any value from this project.

On August 30, 2007, we purchased wind energy assets from Northern Alternative Energy, Inc., for $2.3 million in cash. These wind energy assets consist of an LLC which owns the developer’s stake in two wind farms on Buffalo Ridge in Lincoln County, Minnesota. Buffalo Ridge in southwestern Minnesota is a prime wind regime in the USA for efficient generation of electricity from wind power turbines, and is well-known in the alternative energy industry for its high and consistent wind speeds. Known as Shaokatan Hills and Lakota Ridge, these two wind farms contain 33 modern wind turbines having a total rated power capacity of 23MW. We have only a negligible revenue or profit sharing percentage interest until the ownership of the developer’s stake converts into 80% ownership of the two wind farms. Over the past few years, these 33 turbines have generated electricity at an average annual rate of 68,300,000 kilowatt hours (kwh).

In 2007 we also completed acquiring the developer’s stake in CHI Energy, a group of 16 separate small wind farms which are managed and maintained collectively and contain 46 modern wind turbines having a total rated power capacity of 30.36MW. Virtually all of these CHI Energy wind farms are located on Buffalo Ridge in Lincoln County, Minnesota, and for the past several years they have generated electricity at an average annual rate of 93,000,000 kilowatt hours (kwh). We will not begin to receive any material revenues until they “flip” which we estimate will begin happening during 2010, after which our revenue interest will convert to 30% and eventually to 49% when certain debt on the wind farms is satisfied.

In February 2008, Boreal Energy Inc. (“Boreal”) obtained a majority interest (58%) of the Wind Energy America Inc. at the time we acquired Boreal’s wind energy assets for 28,500,000 of our common shares. Push down accounting was utilized to value the tangible assets of Boreal conservatively at a market value of $9,084,503. An unaudited financial statement of Boreal at June 30, 2008 would have reflected assets of $11,550,376, equity of $8,337,673, revenues of $1,456,526 and a net loss $(1,716,034). The major tangible asset of Boreal was its investment in Navitas Energy, Inc. which was valued at $11,384,721. During 2008 this Navitas ownership interest was exchanged for assets of Navitas. The principal Boreal shareholders have since liquidated a majority of our common shares they obtained when the Boreal assets were sold to us, and they are no longer involved with us and our business. We did not absorb the personnel or operations of Boreal in the transaction, nor did we assume any liabilities of Boreal.

Incident to an exchange of assets by Boreal for its interest in Navitas Energy Inc, we acquired these exchanged assets in the Boreal asset purchase transaction. In the exchange we received two turbines and related electric generating equipment with a 4.0MW capacity in Osceola County, Iowa valuated at $4,752,000, two turbines with 1.6MW capacity and electric generating equipment in Lincoln County, Minnesota valuated at $2,019,600. Other assets transferred include 160 acres of land in Lincoln County, Minnesota valued at $320,000, a building with repair facilities and eight motel rooms, a large meeting room, and offices valued at $1,992,905. The remaining value of $583,250 was assigned to a 100MW project in the preliminary engineering phase referred to as the Viking Wind Energy Project in Martin County, Minnesota.

We reallocated the value of $11,287,250 in Navitas Energy stock ownership originally assessed to Boreal Energy, Inc. asset acquisition to the assets received above. The exchange was reflected on our June 30, 2008 balance sheet.

Current Strategy

Our current strategy is to create value by:

•	completing construction and commissioning of our 4.0MW wind project in Osceola County, Iowa
•	completing construction and commissioning of our 1.6MW wind project in Lincoln County, Minnesota
•

applying for and receiving cash grants from the United States government under the American Recovery and Reinvestment Act (ARRA) of 2009 upon the commissioning of the abovementioned wind power project in Osceola County, Iowa

•	assuring the “flip” events in the three projects in which we own a “developer’s interest” on Buffalo Ridge, Minnesota
•	developing our current pipeline of early-stage wind power development projects in Minnesota and Pennsylvania
•	developing other early-stage wind power development projects that are currently under negotiation
•	selling selected assets which may be more valuable to certain buyers than they are to us on a case-by-case basis
•	resolve any potential legal disputes arising from the purchase of our assets

We intend to use our current assets as a starting point from which to develop, acquire, build and operate a large and diversified portfolio of profitable wind energy assets. Since early 2007, we have acquired substantial wind farm assets including interests in operating wind farms, wind farms under construction and wind farms in various stages of design and development. Currently, our wind energy assets are located primarily along Buffalo Ridge, a geological formation which extends southeasterly from eastern South Dakota across southwestern Minnesota and into northwestern Iowa. Buffalo Ridge is well-known in the alternative energy industry for its high quality wind energy resources. We also have an early-stage wind development project in Pennsylvania and are negotiating with landowners in other states to develop additional wind power projects.  Attractive wind power projects have a combination of good wind resources, attractive electricity prices, lack of local political opposition, few, if any,  environmental sensitivities, available transmission and willing landowners.

In order to execute this strategy, Wind Energy America Inc. hired three executives as full-time employees in November 2009.  These executives were elected to the officer positions of Chief Executive Officer, Chief Development Officer and Chief Financial Officer. The professional biographies of these executives are included in for 8-K filed with the Securities and Exchange Commission on November 23, 2009.

Comparison of Three-Month Periods Ended December 31, 2009 and 2008

Revenues

As of December 31, 2009 we have not recognized any material revenue from our wind energy assets.  Our 5.6MW wholly owned projects were under construction, and our developer’s interests had not yet reached their flip dates.  Therefore, the only revenue we recognized in the three-month period ending December 31, 2009 is the nominal revenue from our lodging and meeting facility at the Midwest Center for Wind Energy (“MCWE”).

Operating revenues for the three-month period ended December 31, 2009 were $10,556 compared to $23,584 for the comparable 2008 period. Lower lodging activity as a result of poorer weather and lower meeting volume as a result of the general economic slowdown contributed to the decline compared to 2008.

General and Administrative Expenses

General and administrative expenses relate to the cost of operating the MCWE, employee expenses including compensation and other employee related costs, and other administrative costs.  These expenses in the three months ended December 31, 2009 were $460,631 higher than in the comparable 2008 period.  $443,620 of this increase is attributable to employee expenses.  In the three months ended December 31, 2009 we hired as full time employees three executives in the positions of Chief Executive Officer, Chief Development Officer and Chief Financial Officer.  There were no employees in the comparable 2008 period.  Included in the figures for the three months ended December 31, 2009 is $417,102 in option expenses for these three employees.  Each of these three officers received a quantity of stock options in the amount of one-twelfth of the total number of shares, warrants and options outstanding as of October 1, 2009 and would carry an exercise price of $0.20 per share, which was our closing stock price on the grant date.  Twenty percent of these options would vest on the grant date.  The remaining eighty percent of these options would become exercisable ratably over a 48-month period starting on the grant date.  These options expire at the end of five years.  Since these options have a service requirement, the cost of these options will be recognized on the same basis as their vesting schedule described above.  There was no such employee option expense in the 2008 comparable period.

Professional Fees

Professional fees relate to third-party legal and accounting services provided to us.  In the three months ended December 31, 2009 our total professional fees was $51,821, which was $10,435 lower than the comparable period in 2008.  The hiring of three full-time employees allowed us to reduce our use of some third-party service providers.

Management Fees

Management fees relate to cash and other compensation paid to non-employees for certain management and financing services.  Some of these service providers are current members of our Board of Directors, past members of our Board of Directors, as well as other third-parties.  For the three months ended December 31, 2009 the management fees were $83,349 higher than they were in the comparable 2008 period.  The increase in these expenses is due to the increased effort devoted to financing activities.

Also included in management fees is the management and consulting agreement between us and our Chairman of the Board.  Under this agreement, our Chairman earns $15,000 per month for management and consulting services, therefore, during the three months ended December 31, 2009, we recognized $45,000 in expense under this agreement.  There was no similar expense during the six months ended 2008.  The entire amount is deferred and is payable at the end of calendar year 2010.  The full details of this agreement are included as an exhibit to Form 8-K filed with the Securities and Exchange Commission on July 9, 2009.

Impairment and Abandonment Expense

During the three months ended December 31, 2009 we recognized an impairment expense of $212,240.  This charge was to reduce the carrying value on our books to zero of the capitalized development costs of Zulu Wind LLC, NAE Allendorf, NAE Sibley, Sibley Hills, Henry Hills, in addition to the investment in Grand Sierra Resort Corp.  Henry Hills is not the Osceola County, Iowa 4.0MW project which was referred to as “Henry Hills 4MW” in previous filings, but rather was intended to be an expansion project adjacent to the Osceola County, Iowa 4.0MW project.  The impairment expense was recognized as we believe that it is unlikely that we will develop these projects or that any amount could be realized by the potential sale of these projects and assets. There was no such expense recognized in the comparable 2008 period.

Interest Income

Our interest income is entirely earned from our Mortgage Receivable on the MCWE.  This mortgage receivable has a principal balance of $1.6 million, carries a coupon of 7.5%, pays us a monthly interest-only amount of $10,000 and is due in 2023.  The higher interest income in the three-month period ended December 31, 2009 than in the comparable 2008 period is due to that the mortgage was outstanding for all of this three-month period and was outstanding for only part of the comparable 2008 period.

Interest Expense

Interest expense is recognized on notes payable.  If notes are capitalized as part of project construction, then interest expense is capitalized also. In the three-month period ended December 31, 2009 the amount of interest capitalized was $12,390. The higher interest expense in the three-month period ended December 31, 2009 is due to increased borrowing to fund our operations.

Net (loss)

Net loss for the three month period ended December 31, 2009 was $997,100 compared to a net loss of $259,752 for the comparable 2008 period, and increased net loss of $737,348. The increased loss is attributable to the $212,240 impairment and abandonment expense, the $443,620 increase in employee-related expenses and the increased management fees for the increased financing effort.

Comparison of Six-Month Periods Ended December 31, 2009 and 2008

Revenues

As of December 31, 2009 we have not recognized any material revenue from our wind energy assets.  Our 5.6MW wholly owned projects were under construction, and our developer’s interests had not yet reached their flip dates.  Therefore, the only revenue we recognized in the six-month period ending December 31, 2009 are the nominal revenue from our lodging and meeting facility at the Midwest Center for Wind Energy (“MCWE”) and the farm lease income from the 135 acres of tillable land which surrounds the MCWE.

Operating revenues for the six-month period ended December 31, 2009 were $38,536 compared to $44,322 for the comparable 2008 period. Lower lodging activity as a result of poorer weather and lower meeting volume as a result of the general economic slowdown contributed to the decline compared to 2008.

General and Administrative Expenses

General and administrative expenses relate to the cost of operating the MCWE, employee expenses including compensation and other employee related costs, and other administrative costs.  These expenses in the six months ended December 31, 2009 were $494,461 higher than in the comparable 2008 period.  $443,620 of this increase is attributable to employee expenses.  In the six months ended December 31, 2009 we hired as full time employees three executives in the positions of Chief Executive Officer, Chief Development Officer and Chief Financial Officer.  There were no employees in the comparable 2008 period.  Included in the figures for the three months ended December 31, 2009 is $417,102 in option expenses for these three employees.  Each of these three officers received a quantity of stock options in the amount of one-twelfth of the total number of shares, warrants and options outstanding as of October 1, 2009 and would carry an exercise price of $0.20 per share, which was our closing stock price on the grant date.  Twenty percent of these options would vest on the grant date.  The remaining eighty percent of these options would become exercisable ratably over a 48-month period starting on the grant date.  These options expire at the end of five years.  Since these options have a service requirement, the cost of these options will be recognized on the same basis as their vesting schedule described above.  There was no such employee option expense in the 2008 comparable period.

Professional Fees

Professional fees relate to third-party legal and accounting services provided to us.  In the six months ended December 31, 2009 our total professional fees were $7,183 higher than the comparable period in 2008.  Increased accounting and legal fees relating to communications with the Securities and Exchange Commission regarding our past filings resulted in the increase.

Management Fees

Management fees relate to cash and other compensation paid to non-employees for certain management and financing services.  Some of these service providers are current members of our Board of Directors, past members of our Board of Directors, as well as other third-parties.  For the six months ended December 31, 2009 the management fees were $2,866,989 higher than they were in the comparable 2008 period.  Of this increase, $2,730,825 is related to stock and warrant grants awarded to current members of the Board of Directors, past members of the Board of Directors and other third parties for management and financing efforts.

During the six months ended December 31, 2009, we issued 475,000 unregistered common shares for services, of which 400,000 shares were issued to independent directors for serving on our Board of Directors, and 75,000 shares were issued to independent consultants for financial services. These transactions were recorded as management fees valued at $.21 to $.25 per share. These awards of shares did not require any additional performance for service after the grant date, therefore the entire value of these grants were recognized during the six months ended December 31, 2009.

In July 2009, we granted a five-year warrant to our Chairman of the Board to purchase 1,000,000 of shares of our common stock at an exercise price of $.25 per share. This warrant did not require any additional performance for service after the grant date, therefore the entire value of this grant was recognized during the six months ended December 31, 2009.

In September, 2009, we granted five-year warrants to three directors, two former directors and a former executive officer to purchase a total of 18,750,000 shares of our common stock at an exercise price of $.20 per share. These warrants did not require any additional performance for service after the grant date, therefore the entire value of these grants were recognized during the six months ended December 31, 2009.

Also included in management fees is the management and consulting agreement between us and our Chairman of the Board.  Under this agreement, our Chairman earns $15,000 per month for management and consulting services, therefore, during the six months ended December 31, 2009, we recognized $90,000 in expense under this agreement.  There was no similar expense during the six months ended 2008.  The entire amount is deferred and is payable at the end of calendar year 2010.  The full details of this agreement are included as an exhibit to Form 8-K filed with the Securities and Exchange Commission on July 9, 2009.

Impairment and Abandonment Expense

During the six months ended December 31, 2009 we recognized an impairment expense of $212,240.  This charge was to reduce the carrying value on our books to zero of the capitalized development costs of Zulu Wind LLC, NAE Allendorf LLC, NAE Sibley LLC, Sibley Hills LLC, Henry Hills LLC, in addition to the investment in Grand Sierra Resort Corp.  Henry Hills is not the Osceola County, Iowa 4.0MW project which was referred to as “Henry Hills 4MW” in previous filings, but rather was intended to be an expansion project adjacent to the Osceola County, Iowa 4.0MW project.  The impairment expense was recognized as we believe that it is unlikely that we will develop these projects or that any amount could be realized by the potential sale of these projects and assets. There was no such expense recognized in the comparable 2008 period.

Interest Income

Our interest income is entirely earned from our Mortgage Receivable on the MCWE.  This mortgage receivable has a principal balance of $1.6 million, carries a coupon of 7.5%, pays us a monthly interest-only amount of $10,000 and is due in 2023.  The higher interest income in the three months ended December 31, 2009 than in the comparable 2008 period is due to that the mortgage was outstanding for all of this three month period and was outstanding for only part of the comparable 2008 period.

Interest Expense

Interest expense is recognized on notes payable.  If notes are capitalized as part of project construction, then interest expense is capitalized also. In the six-month period ended December 31, 2009 the amount of interest capitalized was $12,390. The higher interest expense in the six months ended December 31, 2009 is due to increased borrowing necessary to fund our operations.

Net (loss)

Net loss for the six month period ended December 31, 2009 was $(4,085,950) compared to $(480,728) for the comparable 2008 period, an increased loss of $(3,605,222). The increased loss is attributable to the $212,240 impairment and abandonment expense, the $443,620 increase in employee-related expenses, and the $2,866,989 increase in management fees.

Cash Flow Information

Operating activities

Net cash used by operations during the six-month period ended December 31, 2009 was $418,390 which was an improvement of $123,305 compared to the comparable 2008 period.  The net improvement is attributable to sources of cash flows resulting from changes in accounts payable, deferred rental income, accrued interest and payroll taxes payable.  While the net loss for the six months ended was $4,085,950 significant amounts included in this period were non-cash expenses including $2,627,075 for warrant grants, $417,102 for employee option grants, $212,240 in impairment and abandonment expense, $103,750 for restricted stock grants, $90,000 in deferred compensation expense, $87,840 in sale leaseback rent expense accrual, and $79,050 in warrant expense related to borrowings.

Investing activities

Net cash used in investing activities during the six-month period ended December 31, 2009 was $222,951 compared to a source of cash flows from investing activities of $285,195 during the comparable 2008 period.  During the six-month period ended December 31, 2009 we acquired certain limited liability companies and related infrastructure equipment required to complete our 4.0MW project under construction in Osceola County, Iowa.  During the comparable period of 2008 our additions to wind projects under construction was $1,105,830.  Also during the six months ended December 31, 2008 we realized $1,380,650 in net proceeds from the sale leaseback of the MCWE.  There was no similar transaction in the six months ended December 31, 2009.

Financing activities

Net cash provided by financing activities during the six-month period ended December 31, 2009 was $752,937 which was $519,237 more than the comparable 2008 period.  The largest source of cash was the sale of 4,833,460 unregistered shares of our common stock to accredited investors for net proceeds of $526,170.  We increased our borrowing by $150,000 on the bank facility related to our 4.0MW project under construction in Osceola County, Iowa. We also increased our borrowing from notes payable by $91,767 to fund our operations.

Plan of Operation and Liquidity

In the six months ended December 31, 2009 we incurred an operating cash flow loss of $418,390.  In addition, we are experiencing a continuing operating cash flow deficiency of $100,000 per month.  However, we are pursuing, and will continue to pursue, additional sources of cash including debt and/or equity financing, cash grants from the United States government, and selling certain assets or interests in certain assets held by us. In comparison to our continuing operating expenses of approximately $100,000 per month, we expect to receive over $2 million in cash grants from the U.S Treasury and expect to be able to draw down over $500,000 in additional bank financing associated with our project in Iowa.  We expect to receive these additional sources of funds in the six months ending June 30, 2009.  We are also reducing certain expenditures and creating ongoing sources of cash from our operating assets in an effort to provide funds and cash flow to meet our obligations on a timely basis and to support our wind project development activities.

As a result of the preceding described cash flows for the six-month period ended December 31, 2009, our cash position increased an amount of $111,596 during this three-month period from $-0- at June 30, 2009 to $111,596 at December 31, 2009. Subsequent to December 31, 2009, we have not sold any shares of our common stock.

On November 10, 2009, we closed a financing facility with an Iowa commercial bank (the “bank”) to provide funding through loan agreements between the bank and ZR and LJT, our wholly-owned subsidiaries. This financing facility would provide up to $2,446,000 if fully funded under the terms of the loan agreements. This funding facility relates to our two wind farms in Osceola County, Iowa which is comprised of two 2.0MW Gamesa turbines. This banking facility provided an initial advance of $400,000 to the LLCs, of which $250,000 satisfied a Promissory Note owed by us to the previous owners of the LLCs, and the balance of $150,000 will be utilized to purchase parts and services to complete the commissioning of the Gamesa turbines on the two projects. The bank also will provide a second advance in the amount of up to $510,000 on the date when the two Gamesa turbines are fully operational, which commercial operation date must be confirmed to the bank by Outland Renewable Energy, the independent contractor conducting the commissioning services for these Gamesa turbines. Subsequent to the commissioning of the ZR turbine on January 30, 2009, we have borrowed an additional $255,000 under the terms of this loan agreement, which will allow us to continue operations until March 2009.

Our immediate focus is to raise sufficient debt or equity financing, or to sell certain assets, to pay operating expenses while we execute our strategic plan.  As of February 12, 2009 we are conducting negotiations with various parties for debt financing and sales of certain assets as well as applying for cash grants from the U.S. Treasury.  We cannot guarantee that our negotiations and applications will be successful.  If those negotiations and applications are not successful, then one outcome could be a winding down of our operations.

If we do succeed in raising sources of financing sufficient to fund our near-term operations, our primary focus for the next few months is to complete development of our wind farm projects in Minnesota and Iowa where we own existing Gamesa turbines as well as to commence development of at least one of our pipeline projects. We intend to obtain the needed funding through private placements of equity or debt securities, or bank financing secured by our assets, or sale of interests in our wind energy projects, or perhaps a combination of these sources. There is no assurance, however, that we can obtain any material funding through any source. If we cannot obtain such anticipated funding, we will be unable to implement our business plan effectively to develop the wind energy assets we now own. For the past couple years, we have relied substantially upon sale of our common stock in private placements to provide funding for both operational and asset purchase purposes.

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

Subsequent Events

On January 30, 2010 our wholly-owned subsidiary, Zachary Ridge LLC, commissioned its 2.0MW wind turbine in Osceola County, Iowa.  Under the terms of our loan agreement with an Iowa commercial bank, we made an additional draw of $255,000 under that facility.

Off Balance Sheet Transactions, Arrangements, or Obligations

We have no material off balance sheet transactions, arrangements or obligations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities

From October1 through December 31, 2009, we sold an aggregate of 1,830,960 shares of unregistered common stock at an average price of $.116 per share, resulting in proceeds to us of $213,295.

The total outstanding convertible debt of $94,152 was converted into unregistered common stock on September 16, 2009 for 753,216 shares at $.125 per share.

We issued 69,000 unregistered common shares to pay a $10,000 note and accrued interest of $350.

We sold 2,497,500 unregistered common shares at $.10 per share from April 1, 2009 through September 16, 2009 for proceeds of $249,750.

From April 1, 2009 through June 30, 2009 we sold 1,730,000 unregistered common shares at $.125 per share resulting in proceeds of $216,250.

From October 1, 2008 through March 31, 2009 we sold 1,926,665 unregistered common shares at $ .15 per share resulting in proceeds of $289,000.

From September 1, 2008 through October 31, 2008 we sold 204,900 unregistered common shares at $.30 per share resulting in proceeds of $61,200.

From April 15, 2008 through July 31, 2008 we sold 386,699 unregistered common shares at $.75 per share for proceeds of $ 290,023.

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

Item 3.  Defaults Upon Debt Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Registrant did not submit any matters to a vote of its security holders during the six-months ended December 31, 2009.

Item 5.  Other Information

None

Item 6.  Exhibits

EXHIBIT INDEX

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 2010	Wind Energy America Inc.

	By:	/s/ Melvin E. Wentz
Melvin E. Wentz
Chief Executive Officer

	By:	/s/ Colin S. Jackson
Colin S. Jackson
Chief Financial Officer