Form 10-Q
period 2010-03-31
WIND ENERGY AMERICA INC.
filed 2010-05-14
CIK 351809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2010 Commission File No. 0-9996

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
YES  ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class

60,767,841 Common Shares (par value $.05/share) Outstanding at May 12, 2010

Transitional Small Business Disclosure Format (check One): YES ☐ NO ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WIND ENERGY AMERICA INC. CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2010	2009
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$115,220	$—
Accounts Receivable	10,768	—
Total Current Assets	125,988	—

Property, Plant & Equipment:
Wind Power Projects in Operation	5,185,447	—
Wind Power Projects Under Construction	5,220,460	8,397,815
Wind Power Projects In Development	314,375	464,347
Accumulated Depreciation	(34,367)	—
Net Property, Plant & Equipment	10,685,915	8,862,162

Investments:
Mortgage Receivable	1,600,000	1,600,000
Investments in Operating Wind Power Projects	4,900,000	4,900,000
Investment in Grand Sierra Resort Corporation	—	15,000
Total Investments	6,500,000	6,515,000

Total Assets	$17,311,903	$15,377,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Checks Written in Excess of Cash in Bank	$—	$5,110
Accounts Payable	128,840	45,498
Accrued Expenses	52,308	—
Accrued Interest	17,476	5,516
Advances from Related Party	85,000	—
Convertible Notes Payable	114,800	131,152
Deferred Compensation	135,000	—
Deferred Rental Income - Current Portion	10,552	—
Loans Payable on Projects - Current Portion	159,372	250,000
Total Current Liabilities	703,348	437,276

Deferred Rental Income - Long-Term Portion	26,149	—
Loans Payable on Projects - Long-Term Portion	2,166,073	—
Sale/Leaseback Rent Accrual	249,333	117,333
Sale/Leaseback Deferred Gain	617,317	651,402
Total Liabilities	3,762,220	1,206,011

Stockholders’ Equity:
Preferred stock: no par value, authorized 10,000,000 shares, none issued	—	—
Common stock: $.05 par value, authorized 100,000,000 shares 60,767,841 and 54,696,165 shares outstanding as of March 31, 2010 and June 30, 2009, respectively	3,038,392	2,734,808
Additional paid-in capital	33,155,065	29,464,524
Accumulated deficit	(22,643,774)	(18,028,181)
Total Stockholders’ Equity	13,549,683	14,171,151

Total Liabilities and Stockholders’ Equity	$17,311,903	$15,377,162

See accompanying notes to the unaudited consolidated financial statements

WIND ENERGY AMERICA INC.
UNAUDITED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	March 31	March 31	March 31	March 31
	2010	2009	2010	2009

Revenue:
Revenue from Operating Wind Projects	$12,472	$—	$12,472	$—
Rental Income	14,176	8,764	52,712	53,086
Total revenues	26,648	8,764	65,184	53,086

Expenses:
Operating Expenses of Wind Projects	6,543	—	6,543	—
Depreciation and Amorization of Wind Projects	34,367	—	34,367	—
General & Administrative	408,358	146,657	1,227,629	340,480
Professional Fees	38,713	14,550	137,369	157,337
Management Fees	45,000	56,180	3,035,407	236,583
Depreciation and Amorization - Other	—	—	—	20,130
Impairment and Abandonment Expense	—	—	212,240	2,557

Total expenses	532,981	217,387	4,653,555	757,087

Net Operating Loss	(506,333)	(208,623)	(4,588,371)	(704,002)

Other Income and Expenses:
Interest Income	30,000	29,804	90,000	49,429
Amortization of Deferred Gain	10,973	—	34,085	—
Warrant & Debt Discount Expense	(48,805)	—	(127,854)	—
Interest Expense	(15,478)	(2,154)	(23,453)	(7,128)
Total Other Income and Expenses	(23,310)	27,650	(27,222)	42,301

Net Loss	$(529,643)	$(180,973)	$(4,615,593)	$(661,701)
Per Share Data:
Net Loss per Common Share	$(0.01)	$(0.00)	$(0.08)	$(0.01)
Weighted Average Shares Outstanding	60,767,841	51,439,601	57,732,003	50,677,942

See accompanying notes to the unaudited consolidated financial statements

WIND ENERGY AMERICA INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	March 31	March 31
	2010	2009
Cash flows used in continuing operations:
Net Loss:	$(4,615,593)	$(661,701)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Deferred Gain	(34,085)	—
Depeciation and Amortization Expense	34,367	20,130
Warrant and Debt Discount Expense	127,854	—
Warrants for Stock Issued for Compensation to Non-Employees	2,627,075	—
Stock Based Compensation to Non-Employees	103,750	33,000
Options Issued to Employees	513,357	—
Impairment and Abandonment Expense	212,240	—
Changes in Operating Assets and Liabilities:
Increase in Accounts Receivable	(10,768)	(227,771)
Decrease in Checks Written in Excess of Cash in Bank	(5,110)	—
Increase in Accounts Payable	83,343	74,157
Increase in Accrued Expenses	52,308	—
Increase in Accrued Interest	11,960	—
Increase in Sale Leaseback Rent Expense Accrual	132,000	—
Increase in Deferred Compensation	135,000	—
Increase in Deferred Rental Income	36,701	—
Net Cash Used in Operating Activities	(595,601)	(762,185)

Cash Flows Used in Investing Activities:
Sale and Leaseback of Building	—	1,380,650
Proceeds from Mortgage Receivable	—	10,375
Additions to Wind Power Projects Under Construction	(337,647)	(1,104,441)
Investments in Wind Power Projects In Development	(47,268)	—
Net Cash Provided by (Used in) Investing Activities	(384,915)	286,584

Cash Flows Provided by Financing Activities:
Common Stock Issued for Cash	526,170	391,700
Payment of Convertible Debenture	(20,000)	(15,000)
Proceeds from Convertible Notes	—	10,000
Proceeds from Advance from Related Party	85,000	—
Proceeds from Notes Payable on Projects	405,000	—
Proceeds from Notes Borrowing	99,566	—
Net Cash Provided by Financing Activities	1,095,736	386,700

Net Increase (Decrease) in Cash and Cash Equivalents	115,220	(88,901)

Cash and Cash Equivalents at Beginning of Period	—	97,459
Cash and Cash Equivalents at End of Period	$115,220	$8,558

Supplemental Cash Flow Information:
Cash Paid During The Nine Months Ended March 31, 2010 and 2009:
Interest Expense	$38,158	$7,128
Income Taxes	$—	$—
Stock Issued for Debt Payment	$94,152	$—
Loans Payable Assumed with Acquisition of LLC’s	$1,945,087	$—
Loan Payable Issued to Payoff Note Payable	$250,000	$—
Sale of Building for Mortgage Receivable	$—	$1,589,430

See accompanying notes to the unaudited consolidated financial statements

WIND ENERGY AMERICA INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.	“Plain English”

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

Since early 2007, we have been engaged solely in the wind power segment of the renewable energy industry. We own, either through wholly-owned subsidiaries, or though minority equity interests, portions of 59.1 megawatts (MW) of nameplate wind generating capacity. Through wholly-owned subsidiaries, we had 2.0MW in operation and 2.0MW of this capacity under construction as of March 31, 2010 in Osceola County, Iowa. Also through wholly-owned subsidiaries, we had 0.8MW in operation and 0.8MW of this capacity under construction in Lincoln County, Minnesota as of March 31, 2010. We also own, through a wholly-owned subsidiary, minority equity interests in three wind farms in Minnesota in an active wind energy production region called Buffalo Ridge. These projects, in which we own a minority equity interest, have a capacity of 53.5MW. We will not receive any material revenue from these minority equity interests until these projects reach certain milestones, the projects reach their “flip” dates, and our minority equity interests are converted into larger percentage ownership.

D.	Current Strategy

Our current strategy is to create value by:

•	completing construction and commissioning of our remaining 2.0MW under construction in Osceola County, Iowa
•	completing construction and commissioning of our remaining 0.8MW under construction in Lincoln County, Minnesota
•	assuring the “flip” events in the three projects in which we own minority equity interests on Buffalo Ridge, Minnesota
•	developing our current pipeline of early-stage wind power development projects in Minnesota, Pennsylvania and Wyoming
•	developing other early-stage wind power development projects that are currently under negotiation
•	selling selected assets which may be more valuable to certain buyers than they are to us on a case-by-case basis

E.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared by us in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Wind Energy America Inc. and its various wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated. We suggest that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K and Form 10-K/A for the year ended June 30, 2009, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year as reported in Form 10-K and Form 10-K/A have been omitted.

Consolidation Policy

The consolidated financial statements include Wind Energy America Inc. and our wholly owned subsidiaries Northern Alternative Energy Shaokatan, LLC (“Shaokatan”), NAE Shaokatan Power Partners LLC (“Power Partners”), Zachary Ridge, LLC (“ZR”) and LJ Trust, LLC (“LJT”), all being Minnesota limited liability companies. All liabilities incurred and activities in which Wind Energy America Inc. and our LLC subsidiaries are involved, have been conducted in the name of Wind Energy America Inc. through March 31, 2010.

Shaokatan holds minority equity interests in three wind farms, Shaokatan Hills, Lakota Ridge, and a group of 16 small wind farms which are managed collectively and known as CHI Energy. These minority equity interests owned by Shaokatan will not materially participate in the revenues, liabilities, operations, or net income or loss of each particular wind farm LLC until the minority equity interest converts or “flips” into a material interest, and accordingly we had no material revenues or liabilities to consolidate regarding Shaokatan as of March 31, 2010. A detailed description of these minority equity interests owned by us via Shaokatan is contained in Item 1 of the report on Form 10-K for fiscal year ended June 30, 2009 and are an integral part to these notes to our consolidated financial statements.

Power Partners consists of a small wind farm in Lincoln County, Minnesota containing two wind turbines of a total 1.6 MW capacity. During the quarter ended March 31, 2010, 0.8MW of this wind farm was commissioned, and we expect the remaining 0.8MW to be commissioned during calendar year 2010.

Shaokatan and Power Partners will each account for their respective future operations as their wind power assets become operational or whenever the various minority equity interests convert into material ownership interests, and thereafter any assets, liabilities, income and losses will be consolidated into our financial statements.

ZR and LJT are two wind farms each consisting of one 2.0MW turbine located in Osceola County, Iowa. ZR was commissioned during the quarter ended March 31, 2010. We expect LJT to be commissioned during calendar year 2010.

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

Our investments are stated at the lower of cost or fair value in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (ASC 360). The carrying value of our investments in wind energy assets are carried at cost.

Cash Equivalents

We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin or SAB, No. 104, Revenue Recognition, as amended. We earn revenue from the sale of electricity. We recognize revenue from the sale of electricity under long-term Power Purchase Agreements (PPAs) based upon the output delivered at rates specified under the contracts. Revenues from PPAs are included in revenues in the accompanying consolidated statements of operations when it becomes probable of receipt.

Operating Expenses of Wind Projects

Operating Expenses of Wind Projects includes operating expenses of operating wind assets. Wind energy project operating expenses consist of such costs as operations and maintenance expenses, insurance, professional fees, and other administrative costs.

Carrying Value of Wind Energy Assets

A detailed breakdown of the carrying value of our various wind energy assets is contained in the footnotes of our audited consolidated financial statements included in our annual report on Form 10-K and Form 10-K/A for the fiscal year ended June 30, 2009.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Wind energy project equipment and related assets are depreciated over their estimated useful lives of 20 years on a straight-line basis.

Construction in progress expenditures, insurance, interest and other costs related to construction activities are capitalized. As each project begins commercial operations, construction in progress is reclassified to property, plant and equipment and depreciated over the estimated useful lives of the underlying assets.

Depreciation expense was also recorded on our books during fiscal year 2008 related to the building (Midwest Center for Wind Energy) which was sold in a sale-leaseback transaction in November, 2008. We depreciated the building on the straight line method over 40 years during its ownership.

Acquisitions

On November 10, 2009 we completed the acquisitions of certain limited liability companies which are necessary to complete our 4.0MW project in Osceola County, Iowa. Of the 4.0MW capacity of this project, 2.0MW was commissioned in the quarter ended March 31, 2010, and 2.0MW remains under construction as of March 31, 2010. The sellers of these LLCs are shareholders in Wind Energy America Inc. The agreement to purchase these LLCs was signed in March 2009 and included a cash payment of $355,000, a note payable of $250,000, and assumption of certain loans resulting in a total acquisition price of $2.6 million. An independent appraisal of the project values the LLCs at about $2.6 million, therefore, the acquisition has been recorded at cost. In order to complete this project and reach commercial operation, we have incurred additional costs which have been added to the carrying value of this project including labor and materials, capitalized insurance, interest and other costs.

Impairment

We review our assets on at least an annual basis for potential economic impairment. As a portion of our assets have not been placed in service as of March 31, 2010 we must evaluate the remaining costs to complete the projects as well as the currently capitalized costs. Our wind assets, when completed, have a megawatt generating capacity which determines their current economic value. This value is generally determined via a discounted cash flow analysis of the future electric revenues, net of the costs of operating the wind turbines. During the nine months ended March 31, 2010 we recognized an impairment expense of $212,240. This charge was to reduce the carrying value on our books to zero of the capitalized development costs of Zulu Wind LLC, NAE Allendorf, NAE Sibley, Sibley Hills, Henry Hills, in addition to the investment in Grand Sierra Resort Corp. Henry Hills is not the Osceola County, Iowa 4.0MW project which was referred to as “Henry Hills 4MW” in previous filings, but rather was intended to be an expansion project adjacent to the Osceola County, Iowa 4.0MW project. The impairment expense was recognized as we believe that it is unlikely that we will develop these projects or that any amount could be realized by the potential sale of these projects and assets. Other than these impairments recognized, we believe our wind assets can be completed at costs that are less than their current economic value. Wind assets that generate electricity can generally be sold in a marketplace based upon their discounted cash flows.

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

During the nine months ended March 31, 2010, we issued 475,000 unregistered common shares for services, of which 400,000 shares were issued to independent directors for serving on our Board of Directors, and 75,000 shares were issued to independent consultants for financial services. These transactions were recorded as management fees valued at $.21 to $.25 per share. These awards of shares did not require any additional performance for service after the grant date, therefore the entire value of these grants was recognized during the nine months ended March 31, 2010.

In July 2009, we granted a five-year warrant to our Chairman of the Board to purchase 1,000,000 shares of our common stock at an exercise price of $.25 per share. This warrant does not require any additional performance for service after the grant date, therefore the entire value of this grant was recognized during the nine months ended March 31, 2010.

In September 2009, we granted five-year warrants to three directors, two former directors and a former executive officer to purchase a total of 18,750,000 shares of our common stock at an exercise price of $.20 per share. These warrants do not require any additional performance of service after the grant date, therefore the entire value of these grants were recognized during the nine months ended March 31, 2010.

During the nine-month period ended March 31, 2010, we granted five-year warrants to an unaffiliated lender to purchase a total of 125,000 shares of our common stock at an exercise price of $.20 per share. Also, during the nine-month period ended March 31, 2010, we granted options with no termination date to an unaffiliated lender to purchase a total of 1,000,000 shares of our common stock at an exercise price of $.25 per share. These warrants and options were fully vested on the grant date, therefore the entire value of these grants were recognized during the nine months ended March 31, 2010.

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

Common Stock Sales

During the nine months ended March 31, 2010, we sold a total of 4,833,460 unregistered common shares to various accredited investors in private placement transactions for aggregate proceeds of $526,170, resulting in an average price of $.11 per share.

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

Grand Sierra Resort Corp.

In 2006, we purchased for $415,000 a total of 1,037,500 shares of common stock of Grand Sierra Resort Corp. (“Grand Sierra”), resulting in an ownership interest in Grand Sierra of slightly less than 1%. Grand Sierra is a private company incorporated in the State of Nevada. We accounted for our investment in Grand Sierra using the cost method. During the past fiscal year ended June 30, 2009, we recorded an impairment expense of $400,000 regarding our Grand Sierra investment. During the nine months ended March 31, 2010, we recorded an impairment expense for the remaining $15,000 carrying value of our investment in Grand Sierra Resort Corp.

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

Shaokatan Hills/Lakota Ridge and CHI Energy Wind Farms

During the second half of calendar 2007, we purchased from Northern Alternative Energy Inc. its subsidiary Northern Alternative Energy Shaokatan LLC (“Shaokatan”), which we paid for in two portions; $2,300,000 in cash for a minority equity interest in two wind farms in Minnesota called Shaokatan Hills and Lakota Ridge, and $200,000 in cash and 4,000,000 shares of our common stock valued at $.60 per share for a minority equity interest in a group of 16 small wind farms collectively known and managed as CHI Energy. Further detailed information on these wind farms and a description of the minority equity interests in them is contained in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) following in this quarterly report.

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

Through an exchange transaction conducted by Boreal prior to the final closing of the Boreal asset purchase, we acquired the Midwest Center for Wind Energy (“MCWE”) and adjoining 160 acres of land in Lincoln County, Minnesota, four Gamesa wind turbines having aggregate rated capacity of 5.6MW, and the Viking Wind Farm project in Martin County, Minnesota. For a more detailed description of this Boreal asset purchase, the assets acquired and exchanged thereby, and the accounting treatment of the transaction, see the following Item 2 of this quarterly report as well as our annual report filed with the SEC on Form 10-K and Form 10-K/A for the fiscal year ended June 30, 2009, which can be accessed at www.sec.gov.

Acquisition of Zachary Ridge, LLC and LJ Trust, LLC

On November 10, 2009, we acquired 100% ownership of Zachary Ridge, LLC and LJ Trust, LLC. These LLC’s hold the power purchase agreements, interconnect agreements and land leases that are an integral part needed to complete commissioning of the 4.0 MW project obtained as part of the Boreal asset acquisition. As part of this acquisition, we assumed all outstanding loans of the LLC’s and paid an additional $605,000 in cash. Subsequent to this acquisition, one of the two 2.0 MW turbines has been commissioned and began generating power in January 2010, with the other turbine expected to be commissioned during calendar year 2010 once needed repairs and testing are completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

Since early 2007, we have been engaged solely in the wind power segment of the renewable energy industry. We own, either through wholly-owned subsidiaries, or through minority equity interests, portions of 59.1 megawatts (MW) of nameplate wind generating capacity. Through wholly-owned subsidiaries, we had 2.0MW in operation and 2.0MW of this capacity under construction as of March 31, 2010 in Osceola County, Iowa. Also through wholly-owned subsidiaries, we had 0.8MW in operation and 0.8MW of this capacity under construction in Lincoln County, Minnesota as of March 31, 2010. We also own, through a wholly-owned subsidiary, minority equity interests in three wind farms in Minnesota in an active wind energy production region called Buffalo Ridge. These projects in which we own minority equity interests have a capacity of 53.5MW. We will not receive any material revenue from these minority equity interests until these projects reach certain milestones, the projects reach their “flip” dates, and our minority equity interests are converted into larger percentage ownership.

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

In May 2007, we invested $100,000 in an Interconnection System Impact Study to potentially connect 300MW of wind generated electricity to Excel Energy’s ZULU substation in southeast Lincoln County, Minnesota. We must supply 50% of the capital to become an equal partner in the proposed 300MW wind farm. This ZULU wind farm cannot be developed until a planned large power transmission line is completed from Minneapolis to Buffalo Ridge. In the nine months ended March 31, 2010 we recognized an impairment expense and wrote the carrying value of this project on our books to zero as we believe it is unlikely we will realize any value from this project.

During the second half of calendar 2007, we purchased from Northern Alternative Energy Inc. its subsidiary Northern Alternative Energy Shaokatan LLC (“Shaokatan”), which we paid for in two portions; $2,300,000 in cash for a minority equity interest in two wind farms in Minnesota called Shaokatan Hills and Lakota Ridge, and $200,000 in cash and 4,000,000 shares of our common stock valued at $.60 per share for a minority equity interest in a group of 16 small wind farms collectively known and managed as CHI Energy. These three wind farms lie on Buffalo Ridge, which is in southwestern Minnesota and which contains a prime wind regime in the USA for efficient generation of electricity from wind power turbines, and is well-known in the alternative energy industry for its high and consistent wind speeds. Together, Shaokatan Hills and Lakota Ridge, contain 33 modern wind turbines having a total rated power capacity of 23MW. We have only a negligible revenue or profit sharing percentage interest until the ownership of the minority equity interests convert into 80% ownership of the two wind farms. Over the past few years, these 33 turbines have generated electricity at an average annual rate of 68,300,000 kilowatt hours (kwh). CHI Energy is 16 separate small wind farms which are managed and maintained collectively and contains 46 modern wind turbines having a total rated power capacity of 30.36MW, and for the past several years they have generated electricity at an average annual rate of 93,000,000 kilowatt hours (kwh). We will not begin to receive any material revenues until they “flip” which we estimate will begin happening during the fourth quarter of calendar year 2010, after which our revenue interest will convert to 30% and eventually to 49% when certain debt on the wind farms is satisfied.

In February 2008, we purchased various wind energy assets from Boreal Energy Inc. (“Boreal”) for 28,500,000 of our common shares. Push down accounting was utilized to value the tangible assets of Boreal conservatively at a market value of $9,084,503. The major tangible asset of Boreal was its minority equity interest in Navitas Energy, Inc. which was valued at $11,384,721, and incident to the purchase of Boreal assets, this investment in Navitas was exchanged for assets of Navitas. The principal Boreal shareholders have since liquidated a majority of our common shares they obtained when the Boreal assets were sold to us, and they are no longer involved with us and our business. We did not absorb the personnel or operations of Boreal in the transaction, nor did we assume any liabilities of Boreal.

In exchange for the minority interest in Navitas we received two turbines and related electric generating equipment with a 4.0MW capacity in Osceola County, Iowa valued at $4,752,000, and two turbines with 1.6MW capacity and electric generating equipment in Lincoln County, Minnesota valued at $2,019,600. Other assets transferred include 160 acres of land in Lincoln County, Minnesota valued at $320,000, a building with repair facilities and eight motel rooms, a large meeting room, and offices valued at $1,992,905. A 100MW project in the preliminary development phase referred to as the Viking Wind Energy Project in Martin County, Minnesota was valued at $583,250.

Current Strategy

Our current strategy is to create value by:

•	completing construction and commissioning of our remaining 2.0MW under construction in Osceola County, Iowa
•	completing construction and commissioning of our remaining 0.8MW under construction in Lincoln County, Minnesota
•	assuring the “flip” events in the three projects in which we own minority equity interests on Buffalo Ridge, Minnesota
•	developing our current pipeline of early-stage wind power development projects in Minnesota, Pennsylvania and Wyoming
•	developing other early-stage wind power development projects that are currently under negotiation
•	selling selected assets which may be more valuable to certain buyers than they are to us on a case-by-case basis

We intend to use our current assets as a starting point from which to develop, acquire, build and operate a large and diversified portfolio of profitable wind energy assets. Since early 2007, we have acquired substantial wind farm assets including interests in operating wind farms, wind farms under construction and wind farms in various stages of design and development. Currently, our wind energy assets are located primarily along Buffalo Ridge, a geological formation which extends southeasterly from eastern South Dakota across southwestern Minnesota and into northwestern Iowa. Buffalo Ridge is well-known in the alternative energy industry for its high quality wind energy resources. We also have early-stage wind development projects in Minnesota, Pennsylvania and Wyoming and are negotiating with landowners in other states to develop additional wind power projects. Attractive wind power projects have a combination of good wind resources, attractive electricity prices, lack of local political opposition, few, if any, environmental sensitivities, available transmission and willing landowners.

Comparison of Three-Month Periods Ended March 31, 2010 and 2009

Revenues

During the three months ended March 31, 2010, we commissioned and placed into service a 2.0MW wind turbine in Osceola County, Iowa and a 0.8MW turbine in Lincoln County, Minnesota. While these turbines are in a “break-in” period in order to get them operating at full capacity, we did earn $12,472 in revenue from electricity sales during the three months ended March 31, 2010. We did not have any operating wind projects during the three months ended March 31, 2009.

We also recognized $14,176 in rental income from our lodging and meeting facility at the Midwest Center for Wind Energy (“MCWE”) during the three months ended March 31, 2010. This is an improvement over the three months ended March 31, 2009 due to stronger meeting and lodging volume and price increases.

Operating Expenses of Wind Projects

Operating expenses of wind projects include operating and maintenance expenses, insurance and administrative costs directly related to wind projects which have been placed in service. We incurred $6,543 in operating expenses for wind projects during the three months ended March 31, 2010 for the two turbines which have been placed in service. Since there were no turbines placed in service during the three months ended March 31, 2009, we did not have any expenses during that period.

Depreciation and Amortization of Wind Projects

When a wind turbine is placed in service, the capitalized cost of that turbine is depreciated over a 20 year period on a straight line basis. During the three months ended March 31, 2010, we recognized $34,367 in depreciation and amortization expense related to operating wind projects. Since we had no operating wind projects during the three months ended March 31, 2009, we had no such expense during that period.

General and Administrative Expenses

General and administrative expenses relate to the cost of operating the MCWE, employee expenses including compensation and other employee related costs, and other administrative costs. These expenses in the three months ended March 31, 2010 were $261,701 higher than in the comparable 2009 period. Virtually the entire amount of this increase is attributable to employee expenses. In November 2009 we hired as full time employees three executives in the positions of Chief Executive Officer, Chief Development Officer and Chief Financial Officer. There were no employees in the three months ended March 31, 2009. Included in the figures for the three months ended March 31, 2010 is $96,255 in option expenses for these three employees. Each of these three officers received a quantity of stock options in the amount of one-twelfth of the total number of shares, warrants and options outstanding as of October 1, 2009 and carry an exercise price of $0.20 per share, which was our closing stock price on the grant date. Twenty percent of these options vested on the grant date. The remaining eighty percent of these options will become exercisable ratably over a 48-month period starting on the grant date. These options expire at the end of five years. The cost of these options are being recognized on the same basis as their vesting schedule described above. There was no such employee option expense in the 2009 comparable period.

Professional Fees

Professional fees relate to third-party legal and accounting services provided to us. In the three months ended March 31, 2010 our total professional fees was $24,163 higher than the comparable period in 2009. The higher expenses are due to increased legal, accounting and auditing fees.

Management Fees

Management fees relate to cash and other compensation paid to non-employees for certain management and financing services. Some of these service providers are current members of our Board of Directors, past members of our Board of Directors, as well as other third-parties. For the three months ended March 31, 2010 the management fees were $11,180 lower than they were in the comparable 2009 period. The decrease in these expenses is due to the reduced effort devoted to financing activities.

Included in management fees is the management and consulting agreement between us and our Chairman of the Board. Under this agreement, our Chairman earns $15,000 per month for management and consulting services, therefore, during the three months ended December March 31, 2010, we recognized $45,000 in expense under this agreement. There was no similar expense during the comparable 2009 period. The entire amount is deferred and is payable at the earlier of the end of calendar year 2010 or when we have sufficient available funds to pay this liability. The full details of this agreement are included as an exhibit to Form 8-K filed with the Securities and Exchange Commission on July 9, 2009.

Interest Income

Our interest income is entirely earned from our Mortgage Receivable on the MCWE. This mortgage receivable has a principal balance of $1.6 million, carries a coupon of 7.5%, pays us a monthly interest-only amount of $10,000 and is due in 2023. The amount of interest earned on this Mortgage Receivable in the three months ended March 31, 2010 was approximately equal to that earned in the comparable 2009 period.

Warrant and Debt Discount Expense

Warrant and debt discount expense is expense recognized for the granting of warrants and options related to the issuance of convertible notes payable. During the three months ended March 31, 2010, we granted 625,000 options with no termination date with an exercise price of $0.25 per share to the holder of one of our convertible notes payable. The value of these options using the Black-Scholes formula was $48,805. There was no such expense during the comparable 2009 period.

Interest Expense

Interest expense is recognized on notes payable and loans payable on projects after they have been placed into service. When interest expense is incurred as part of project construction, then the interest is capitalized as part of the project cost. In the three-month period ended March 31, 2010 the amount of interest capitalized was $24,526. During the three months ended March 31, 2010 our interest expense recognized was $13,324 higher than the comparable 2009 period. The higher interest expense is due to increased notes payable to fund our operations plus the interest expense recognized on our projects placed in service.

Net (loss)

Net loss for the three month period ended March 31, 2010 was $529,643 compared to a net loss of $180,973 for the comparable 2009 period, an increased net loss of $348,670. The increased loss is attributable to higher employee-related costs, higher depreciation expense, higher professional fees, higher warrant and debt discount expense and higher interest expense.

Comparison of Nine-Month Periods Ended March 31, 2010 and 2009

Revenues

During the nine months ended March 31, 2010, we commissioned and placed into service a 0.8MW wind turbine in Osceola County, Iowa and a 0.8MW turbine in Lincoln County, Minnesota. While these turbines are in a “break-in” period in order to get them operating at full capacity, we did earn $12,472 in revenue from electricity sales during the nine months ended March 31, 2010. We did not have any operating wind projects during the nine months ended March 31, 2009.

We also recognized $52,712 in rental income from our lodging and meeting facility at the Midwest Center for Wind Energy (“MCWE”) during the nine months ended March 31, 2010. This is approximately the same amount as was earned during the nine months ended March 31, 2009.

Operating Expenses of Wind Projects

Operating expenses of wind projects includes operating and maintenance expenses, insurance and administrative costs directly related to wind projects which have been placed in service. We incurred $6,543 in operating expenses for wind projects during the nine months ended March 31, 2010 for the two turbines which have been placed in service. Since there were no turbines placed in service during the nine months ended March 31, 2009, we did not have any expenses during that period.

Depreciation and Amortization of Wind Projects

When a wind turbine is placed in service, the capitalized cost of that turbine is depreciated over a 20 year period on a straight line basis. During the nine months ended March 31, 2010, we recognized $34,367 in depreciation and amortization expense related to operating wind projects. Since we had no operating wind projects during the nine months ended March 31, 2009, we had no such expense during that period.

General and Administrative Expenses

General and administrative expenses relate to the cost of operating the MCWE, employee expenses including compensation and other employee related costs, and other administrative costs. These expenses in the nine months ended March 31, 2010 were $887,149 higher than in the comparable 2009 period. $681,794 of this increase is attributable to employee expenses. In the nine months ended March 31, 2010 we hired as full time employees three executives in the positions of Chief Executive Officer, Chief Development Officer and Chief Financial Officer. There were no employees in the comparable 2009 period. Included in the figures for the nine months ended March 31, 2010 is $513,357 in option expenses for these three employees. Each of these three officers received a quantity of stock options in the amount of one-twelfth of the total number of shares, warrants and options outstanding as of October 1, 2009 and carry an exercise price of $0.20 per share, which was our closing stock price on the grant date. Twenty percent of these options vested on the grant date. The remaining eighty percent of these options will become exercisable ratably over a 48-month period starting on the grant date. These options expire at the end of five years. The cost of these options are being recognized on the same basis as their vesting schedule described above. There was no such employee option expense in the 2009 comparable period.

Professional Fees

Professional fees relate to third-party legal and accounting services provided to us. In the nine months ended March 31, 2010 our total professional fees were $19,968 lower than the comparable period in 2009. The hiring of our three fill-time employees has allowed us to rely less on outside professional services.

Management Fees

Management fees relate to cash and other compensation paid to non-employees for certain management and financing services. Some of these service providers are current members of our Board of Directors, past members of our Board of Directors, as well as other third-parties. For the nine months ended March 31, 2010 the management fees were $2,798,824 higher than they were in the comparable 2009 period. Of this increase, $2,730,825 is related to stock and warrant grants awarded to current members of the Board of Directors, past members of the Board of Directors and other third parties for management and financing efforts.

During the nine months ended December 31, 2009, we issued 475,000 unregistered common shares for services, of which 400,000 shares were issued to independent directors for serving on our Board of Directors, and 75,000 shares were issued to independent consultants for financial services. These transactions were recorded as management fees valued at $.21 to $.25 per share. These awards of shares did not require any additional performance for service after the grant date, therefore the entire value of these grants were recognized during the nine months ended March 31, 2010.

In July 2009, we granted a five-year warrant to our Chairman of the Board to purchase 1,000,000 of shares of our common stock at an exercise price of $.25 per share. This warrant did not require any additional performance for service after the grant date, therefore the entire value of this grant was recognized during the nine months ended March 31, 2010.

In September, 2009, we granted five-year warrants to three directors, two former directors and a former executive officer to purchase a total of 18,750,000 shares of our common stock at an exercise price of $.20 per share. These warrants did not require any additional performance for service after the grant date, therefore the entire value of these grants were recognized during the nine months ended March 31, 2010.

Also included in management fees is the management and consulting agreement between us and our Chairman of the Board. Under this agreement, our Chairman earns $15,000 per month for management and consulting services, therefore, during the nine months ended March 31, 2010, we recognized $135,000 in expense under this agreement. There was no similar expense during the nine months ended March 31, 2009. The entire amount is deferred and is payable at the earlier of the end of calendar year 2010 or when we have sufficient available funds to pay this liability. The full details of this agreement are included as an exhibit to Form 8-K filed with the Securities and Exchange Commission on July 9, 2009.

Impairment and Abandonment Expense

During the nine months ended March 31, 2010 we recognized an impairment expense of $212,240. This charge was to reduce the carrying value on our books to zero of the capitalized development costs of Zulu Wind LLC, NAE Allendorf LLC, NAE Sibley LLC, Sibley Hills LLC, Henry Hills LLC, in addition to the investment in Grand Sierra Resort Corp. Henry Hills is not the Osceola County, Iowa 4.0MW project which was referred to as “Henry Hills 4MW” in previous filings, but rather was intended to be an expansion project adjacent to the Osceola County, Iowa 4.0MW project. The impairment expense was recognized as we believe that it is unlikely that we will develop these projects or that any amount could be realized by the potential sale of these projects and assets. During the nine months ended March 31, 2009, we recognized a $2,557 impairment for the Great Plains project.

Depreciation and Amortization – Other

Depreciation and amortization – other is the depreciation and amortization expense on assets which are not wind power projects. During a portion of the nine months ended March 31, 2009 we did own our MCWE facility and were depreciating it over 40 years on a straight line basis. We sold this facility in a sale-leaseback transaction in November 2008, therefore, there was no such expense during the nine months ended March 31, 2010.

Interest Income

Our interest income is entirely earned from our Mortgage Receivable on the MCWE. This mortgage receivable has a principal balance of $1.6 million, carries a coupon of 7.5%, pays us a monthly interest-only amount of $10,000 and is due in 2023. The higher interest income in the nine months ended March 31, 2010 than in the comparable 2009 period is due to that the mortgage was outstanding for all of this nine month period and was outstanding for only part of the comparable 2009 period.

Warrant and Debt Discount Expense

Warrant and debt discount expense is expense recognized for the granting of warrants and options related to the issuance of convertible notes payable. During the nine-month period ended March 31, 2010, we granted five-year warrants to an unaffiliated lender to purchase a total of 125,000 shares of our common stock at an exercise price of $.20 per share. Also, during the nine-month period ended March 31, 2010, we granted options with no termination date to an unaffiliated lender to purchase a total of 1,000,000 shares of our common stock at an exercise price of $.25 per share. These warrants and options were fully vested on the grant date, therefore the entire value of these grants were recognized during the nine months ended March 31, 2010. The value of these warrants and options using the Black-Scholes formula was $127,854. There was no such expense during the comparable 2009 period.

Interest Expense

Interest expense is recognized on notes payable and loans payable on projects after they have been placed into service. When interest expense is incurred as part of project construction, then the interest is capitalized as part of the project cost. In the nine-month period ended March 31, 2010 the amount of interest capitalized was $36,916. During the nine months ended March 31, 2010 our interest expense recognized was $16,325 higher than the comparable 2009 period. The higher interest expense is due to increased notes payable to fund our operations plus the interest expense recognized on our projects placed in service.

Net (loss)

Net loss for the nine month period ended March 31, 2010 was $4,615,593 compared to $661,701 for the comparable 2009 period, an increased loss of $3,953,892. The increased loss is attributable to the $2,798,824 increase in management fees, $887,149 increase in general and administrative expenses, $209,683 increased impairment and abandonment expense, and a $127,584 increase in warrant and debt discount expense.

Liquidity and Capital Resources

Cash Flow Information

Operating activities

Net cash used by operations during the nine-month period ended March 31, 210 was $595,601 which was an improvement of $166,584 compared to the comparable 2009 period. The net improvement is attributable to sources of cash flows resulting from changes in sale leaseback rent accrual, deferred compensation, accrued expenses and deferred rental income. While the net loss for the nine months ended was $4,615,593 significant amounts included in this period were non-cash expenses including $2,627,075 for warrant grants, $513,357 for employee option grants, $212,240 in impairment and abandonment expense, $127,854 in warrant and option grants related to borrowings, $103,750 for restricted stock grants, $135,000 in deferred compensation expense and $132,000 in sale leaseback rent expense accrual.

Investing activities

Net cash used in investing activities during the nine-month period ended March 31, 2010 was $384,915 compared to a source of cash flows from investing activities of $286,584 during the comparable 2009 period. During the nine-month period ended March 31, 2010 we acquired certain limited liability companies and related infrastructure equipment required to complete our 4.0MW project in Osceola County, Iowa and incurred additions to wind power projects under construction of $337,647. During the comparable period of 2009 our additions to wind projects under construction was $1,104,441. Also during the nine months ended March 31, 2009 we realized $1,380,650 in net proceeds from the sale leaseback of the MCWE. There was no similar transaction in the nine months ended March 31, 2010.

Financing activities

Net cash provided by financing activities during the nine-month period ended March 31, 2010 was $1,095,736 which was $709,036 more than the comparable 2009 period. The largest source of cash was the sale of 4,843,460 unregistered shares of our common stock to accredited investors for net proceeds of $526,170. We increased our borrowing by $405,000 on the bank facility related to our 4.0MW project in Osceola County, Iowa. We also increased our borrowing from notes payable by $99,566 to fund our operations. We also received an advance of $85,000 from our Chairman to fund our operations during the nine months ending March 31, 2010.

Plan of Operation and Liquidity

In the nine months ended March 31, 2010 we incurred an operating cash flow loss of $595,601. In addition, we are experiencing a continuing operating cash flow deficiency of $100,000 per month. However, we are pursuing, and will continue to pursue, additional sources of cash including debt and/or equity financing, and selling certain assets or interests in certain assets held by us. In comparison to our continuing operating expenses of approximately $100,000 per month, we expect to be able to draw down $255,000 in additional bank financing associated with our project in Osceola County, Iowa in calendar year 2010. We are also reducing certain expenditures and creating ongoing sources of cash from our operating assets in an effort to provide funds and cash flow to meet our obligations on a timely basis and to support our wind project development activities.

As a result of the preceding described cash flows for the nine-month period ended March 31, 2010, our cash position increased by an amount of $115,220 during this nine-month period from $-0- at June 30, 2009 to $115,220 at March 31, 2010.

On November 10, 2009, we closed a financing facility with an Iowa commercial bank (the “bank”) to provide funding through loan agreements between the bank and ZR and LJT, our wholly-owned subsidiaries. This financing facility would provide up to $2,446,000 if fully funded under the terms of the loan agreements. This funding facility relates to our two wind farms in Osceola County, Iowa which is comprised of two 2.0MW Gamesa turbines. This banking facility provided an initial advance of $400,000 to the LLCs, of which $250,000 satisfied a Promissory Note owed by us to the previous owners of the LLCs, and the balance of $150,000 is being utilized to purchase parts and services to complete the commissioning of the Gamesa turbines on the two projects. The bank has provided an additional $255,000 draw on this facility as a result of the commissioning of ZR. The bank also will provide a second advance in the amount of up to $255,000 when LJT is commissioned, which commercial operation date must be confirmed to the bank by our third-party operations and maintenance contractor.

Our primary focus for the next few months is to complete commissioning of our wind farm projects in Minnesota and Iowa where we own existing Gamesa turbines as well as to commence development of at least one of our pipeline projects. We intend to obtain the needed funding through private placements of equity or debt securities, or bank financing secured by our assets, or sale of interests in our wind energy projects, or perhaps a combination of these sources. There is no assurance, however, that we can obtain any material funding through any source. If we cannot obtain such anticipated funding, we will be unable to implement our business plan effectively to develop the wind energy assets we now own.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

From January 1, 2010 through March 31, 2010: none.

Item 3. Defaults Upon Debt Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Registrant did not submit any matters to a vote of its security holders during the nine-months ended March 31, 2010.

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2010	Wind Energy America Inc.

	By:	/s/ Melvin E. Wentz
Melvin E. Wentz
Chief Executive Officer

	By:	/s/ Colin S. Jackson
Colin S. Jackson
Chief Financial Officer