Form 10-K
period 2010-06-30
WIND ENERGY AMERICA INC.
filed 2010-10-12
CIK 351809

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2010
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
YES ☒      NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class

61,160,581 Common Shares (par value $.05/share) Outstanding at September 30, 2010

Transitional Small Business Disclosure Format (check One): YES ☐      NO ☒

PLAIN ENGLISH

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

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

PART I

Item 1.  Description of Business

Since early 2007, we have been engaged solely in the wind power segment of the renewable energy industry. We own, either through wholly-owned subsidiaries, or though minority equity interests, portions of 59.1 megawatts (MW) of nameplate wind generating capacity. Through wholly-owned subsidiaries, we had 2.0MW in operation and 2.0MW of this capacity under construction as of June 30, 2010 in Osceola County, Iowa.  Also through wholly-owned subsidiaries, we had 0.8MW in operation and 0.8MW of this capacity under construction in Lincoln County, Minnesota as of June 30, 2010.  We also own, through a wholly-owned subsidiary, minority equity interests in three wind farms in Minnesota in an active wind energy production region called Buffalo Ridge.  These projects, in which we own a minority equity interest, have a capacity of 53.5MW.  We will not receive any material revenue from these minority equity interests until these projects reach certain milestones, the projects reach their “flip” dates, and our minority equity interests are converted into larger percentage ownership.

Background

We were founded and incorporated in Minnesota in 1980 under our former name, Dotronix Inc.  For over 25 years, we designed, manufactured and marketed a line of cathode ray tube (CRT) displays and digital signage. In 2005, we discontinued our CRT business and began developing non-prescription healthcare products to be marketed under the PuraMed brand, which business was conducted through PuraMed BioScience Inc. (“PuraMed”), a wholly-owned subsidiary Minnesota corporation.  In late 2006, we decided to enter into, and focus entirely on, the wind energy business, and accordingly decided to spin off our PuraMed business.

Spin-Off of PuraMed

In April 2007, we completed our spin-off of our PuraMed subsidiary through a pro rata dividend to all our shareholders on the basis of one common share of PuraMed for each five common shares of Wind Energy America held by our shareholders.  Concurrent with this spin-off, we changed our name from Dotronix Inc. to Wind Energy America Inc.  Since the spin-off, Wind Energy America and PuraMed have operated separately, with their respective assets, managements, businesses, and capital structures being completely independent from each other.

Grand Sierra Resort Corp.

In July 2006 we formed a Minnesota corporate subsidiary, Grand Realty Group Inc., for the purpose of acquiring an equity interest in Grand Sierra Resort Corp. (“Grand Sierra”), a private company incorporated in Nevada. Grand Sierra purchased the Reno Hilton Hotel/Casino complex in Reno, Nevada in June 2006 from Harrah’s Entertainment Inc. and promptly changed its name to Grand Sierra Resort & Casino. This Grand Sierra complex includes a large casino gaming area, hotel rooms, many condominium units, and various retail businesses. Through certain warrant rights held by us, we, in 2006, purchased a total of 1,037,500 shares of Grand Sierra common stock for $415,000 representing approximately an ownership of 1% of Grand Sierra. Although we continue to hold this common stock interest in Grand Sierra, a recent impairment evaluation of this asset has resulted in our Grand Sierra investment being written down to zero.

Strategic Plan of the Company

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

We intend to use our current assets as a starting point from which to develop, acquire, build and operate a large and diversified portfolio of profitable wind energy assets. Since early 2007, we have acquired substantial wind farm assets including interests in operating wind farms, wind farms under construction and wind farms in various stages of design and development. Currently, our wind energy assets are located primarily along Buffalo Ridge, a geological formation which extends southeasterly from eastern South Dakota across southwestern Minnesota and into northwestern Iowa. Buffalo Ridge is well-known in the alternative energy industry for its high quality wind energy resources. We also have early-stage wind development projects in Pennsylvania and Wyoming and are negotiating with landowners in other states to develop additional wind power projects.  Attractive wind power projects have a combination of good wind resources, attractive electricity prices, lack of local political opposition, few, if any, environmental sensitivities, available transmission and willing landowners.

Entry into the Wind Energy Business

In early 2007, we purchased a minority equity interest in Averill Wind, LLC, a Minnesota company, for $200,000.  Averill was intended to be a 10MW wind farm near Fargo/Moorhead, Minnesota, a region of the country that is favorable for electricity generation through wind power.  In the fiscal year ended June 30, 2010 we recognized an impairment expense and wrote the carrying value of this project on our books to zero as we believe it is unlikely we will realize any value from this project.

In May 2007, we invested $100,000 in an Interconnection System Impact Study to potentially connect 300MW of wind generated electricity to Xcell Energy’s ZULU substation in southeast Lincoln County, Minnesota. We must supply 50% of the capital to become an equal partner in the proposed 300MW wind farm. This ZULU wind farm cannot be developed until a planned large power transmission line is completed from Minneapolis to Buffalo Ridge.  Since this transmission line is not scheduled to be built until 2014 or later, in the fiscal year ended June 30, 2010 we recognized an impairment expense and wrote the carrying value of this project on our books to zero as we believe it is unlikely we will realize any value from this project.

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

Together, Shaokatan Hills and Lakota Ridge, contain 33 modern wind turbines having a total rated power capacity of 23MW. We have only a negligible revenue or profit sharing percentage interest until the ownership of the minority equity interests convert into 80% ownership of these two wind farms. Over the past few years, these 33 turbines have generated electricity at an average annual rate of 68,300,000 kilowatt hours (kwh).

CHI Energy is 16 separate small wind farms which are managed and maintained collectively and contains 46 modern wind turbines having a total rated power capacity of 30.36MW, and for the past several years they have generated electricity at an average annual rate of 93,000,000 kilowatt hours (kwh). We will not begin to receive any material revenues until they “flip” which we estimate will begin happening during the fourth quarter of calendar year 2010, after which our revenue interest will convert to 30% and eventually to 49% in the fourth quarter of 2015.

In February 2008, we purchased various wind energy assets from Boreal Energy Inc. (“Boreal”) for 28,500,000 of our common shares.  Push down accounting was utilized to value the tangible assets of Boreal at a market value of $9,084,505.  The major tangible asset of Boreal was its minority equity interest in Navitas Energy, Inc., and incident to the purchase of Boreal assets, this investment in Navitas was exchanged for assets of Navitas.   In exchange for the minority interest in Navitas we received two turbines and related electric generating equipment with a 4.0MW capacity in Osceola County, Iowa valued at $4,752,000, and two turbines with 1.6MW capacity and electric generating equipment in Lincoln County, Minnesota valued at $2,019,600, one-hundred and sixty acres of land in Lincoln County, Minnesota valued at $320,000, a building with repair facilities and eight motel rooms, a large meeting room, and offices which was valued at $1,992,905.  The principal Boreal shareholders have since liquidated a majority of our common shares they obtained when the Boreal assets were sold to us, and they are no longer involved with us and our business. We did not absorb the personnel or operations of Boreal in the transaction, nor did we assume any liabilities of Boreal.

New Projects

We have initiated early stage development on two projects;

•

Weston Wind I - Weston County, Wyoming.  Over 10,000 acres of land owned by a single landowner that could accommodate up to 250 MW of nameplate capacity.  On this project we have secured a land lease, we have submitted an application for interconnection to Black Hills Power, and we have over five years of wind data.

•

Grosser Mountain Wind I - Dauphin County, Pennsylvania.  650 acres of land owned by a single landowner and could accommodate up to 20 MW of nameplate capacity.  On this project we have secured a land lease and we have presented our project ideas to local county officials.

Wind Power Opportunity and Industry in the USA

The total wind power capacity now operating in the U.S. is over 35,600 MW, generating enough to power the equivalent of 9.7 million homes.  America’s wind power fleet will avoid an estimated 62 million tons of carbon dioxide annually, equivalent to taking 10.5 million cars off the road, and will conserve approximately 20 billion gallons of water annually, which would otherwise be consumed for steam or cooling in conventional power plants.  In 2009 the U.S. wind industry broke all previous records by installing nearly 10,000 MW of new generating capacity; enough to serve over 2.4 million homes.

The USA has enormous wind power resources.  In particular, the huge and sparsely populated flat and consistently windy plains regions in upper Midwest, Great Plains and eastern slope of the Rocky Mountain states provide virtually unlimited wind power resources.  Accordingly, we have focused our strategic business plan toward wind farm acquisition and development in these plains regions.  We believe these regions provide the most accessible wind regimes given the wind regimes, sparsely populated areas, and receptive permitting environment.

New wind power installations have slowed in 2010.  The first quarter of 2010 saw only 539 MW of new wind power capacity in the U.S. brought online, the lowest first quarter figure since 2007. Lower power prices, tighter credit markets, regulatory uncertainty and a lack of access to transmission has allowed the pipeline for advanced projects to slow over the past 18 months.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”) which, among other things: (a) extends the federal tax credit for the production of electricity from wind facilities (the “PTC”) through December 31, 2012; (b) allows an election to claim an investment tax credit (the “ITC”) for certain property used in wind energy facilities placed in service in 2009 - 2012; and (c) allows projects placed into service in 2009 and 2010, or placed into service after 2010 but before 2013, if construction begins in 2009 or 2010, to apply for a cash grant from the Treasury Department for 30% of the cost of certain property.

•

ITC Election - The election of the ITC in lieu of the PTC provision allows a taxpayer to make an irrevocable election to have wind energy facilities placed in service between 2009 and 2012 treated as facilities eligible for the 30% ITC. For this purpose, a wind energy facility is eligible for the ITC if it is otherwise eligible for the PTC but no PTC has been allowed for the facility. If the taxpayer makes the ITC election, the taxpayer may not also take advantage of the PTC. A determination of which credit to claim will depend on financing options available and a calculation of projected costs and revenue generated by the facility.  The ITC allows a credit for 30% of the cost of “qualified property” used in a wind energy facility (qualified property is new equipment including tangible personal property or other tangible property, but only if the property is used as an integral part of the wind energy facility, and depreciation (or amortization) is allowable), which can be claimed entirely in the year the facility is placed into service or, in some cases, as progress expenditures are made. Unlike the PTC, there is no requirement that electricity from a facility is sold, just that it generates electricity. The taxpayer’s basis in the property is reduced by 50% of the amount of the ITC claimed (i.e. any developer who chooses a 30% investment tax credit can depreciate only 85% of the property’s cost).   Effective January 1, 2009, the ARRA removes the rule that reduces the basis of the property for purposes of claiming the ITC if the property is financed by subsidized energy financing or with proceeds from private activity bonds. Subsidized energy financing means financing provided under a federal, state or local program, a principal purpose of which is to provide subsidized financing for projects designed to conserve or produce energy.

•

Cash Grant - Wind energy facilities that are eligible for the PTC or the ITC and are placed into service in 2009 or 2010, or placed into service after 2010 but before 2013 if construction begins in 2009 or 2010, may elect to apply for a cash grant from the Treasury Department for 30% of the cost of qualified property in lieu of the PTC or ITC. Upon receipt of an application for a renewable energy grant, the Treasury Department will issue a grant in an amount equal to 30% of the cost of the qualified property within sixty days of the facility being placed in service or, if later, within sixty days of receiving an application for such grant. The amount of the cash grant is not includable in gross income. However, as with the ITC, a developer who utilizes the cash grants can only depreciate 85% of the cost of the property.  Developers will find that the cash grants eliminate the need for a partner to utilize tax credits, however it may remain difficult for a developer to fully utilize depreciation benefits without a tax partner.

•	Energy Bonds - The bill authorizes the addition of $1.6 billion of new clean renewable energy bonds to finance wind facilities.

•

Loan Guarantees - The ARRA also authorizes an additional $6 billion for loan guarantees for renewable energy power generation technologies and transmission projects, as authorized by section 1705 of the Energy Policy Act of 2005.

•

Smart Grid Improvements - The ARRA allocates $4.5 billion for expenses necessary for electricity delivery and reliability activities to modernize the electric grid, to include demand-responsive equipment, enhance security and reliability of the energy infrastructure, energy storage research, development, demonstration and deployment, and facilitate recovery from disruptions to the energy supply, and for implementation of programs authorized under title XIII of the Energy Independence and Security Act of 2007.

So while there does appear to be a slowdown in the growth of new wind power installations in 2010, the ARRA along with long term factors provides us with confidence as to the industry’s continued growth.  Those long term factors include:

•

The huge wind power potential in the USA has been only slightly exploited, especially in our targeted Great Plains region.  Despite strong recent growth of wind farm development in the country, actual penetration of ample USA wind power potential is very small, notwithstanding the vast areas of excellent and untapped wind regimes.

•

A large and growing demand from utility companies requiring them to obtain substantial power from renewable energy sources in order to satisfy their mandated requirements to add renewable alternative electricity production (Renewable Portfolio Standards), which wind energy is uniquely able to satisfy.

•	Since the air driving wind turbines is virtually a free fuel source, wind power provides utilities with a natural hedge against the variable and volatile nature of fossil fuel costs.

•	Wind power constitutes an important element of our national policy to improve domestic energy independence by reducing the amount of imported fossil fuels used by our nation.

•

Strong and growing public pressures are now being exerted on legislative and executive bodies and politicians to promote and develop “green” alternative renewable energy sources to combat global warming and other adverse environmental effects caused by burning fossil fuels to generate e1ectricity.

Item 1A.  Risk Factors

Not applicable

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.  Description of Property

Our wind farm interests and related assets have been described in detail in the foregoing Item 1 of this Annual Report on Form 10-K.

The real estate we acquired via the Boreal asset purchase consisted of the Midwest Center for Wind Energy facility which is located on 160 acres in Lincoln County, Minnesota, legally described as follows:

The Northwest Quarter of Section 29, Township 111, Range 46,
Lincoln County, Minnesota.

We sold this real estate and leased it back in November 2008 pursuant to a transaction described in Item 7 of this Annual report on Form 10-K under the title “Liquidity and Resources.”

Item 3.  Legal Proceedings

We are a named defendant in a lawsuit filed in the English courts by a vendor of Boreal Energy, Inc.  The vendor asserts that since we purchased assets from Boreal, that we assumed their liabilities as well.  We maintain that we purchased only the assets of Boreal and not the shares of Boreal, therefore, we did not assume any liabilities of Boreal.  We believe this lawsuit is without merit and are vigorously defending our position.  We cannot predict the timing or outcome of this lawsuit and whether it will have a material impact on our financial position.  We have not reserved any amounts for this potential liability.

We have been contacted by Mr. Gregory Jaunich in his own capacity and as manager and the trustees  of certain sellers of Northern Alternative Energy Shaokatan LLC, Shaokatan Hills LLC, Lakota Ridge LLC, the sixteen CHI Energy wind farms, Zachary Ridge LLC and LJ Trust LLC.  The sellers are either in state receivership or Federal bankruptcy and their assets are under the control of the trustees.    We are preparing to file a lawsuit against the receiver to release its claims on our assets.  We cannot predict the timing or outcome of this matter and whether it will have a material impact on our financial position.  We have not reserved any amounts for this potential liability nor recognized any impairment on the assets in question.

The majority owners of Shaokatan Hills LLC, Lakota Ridge LLC and the sixteen CHI Energy wind farms had formerly advised us that they believe they must provide consent to us to acquire a minority interest in these entities, and that they have not provided us with that consent.  We maintain that their consent is not required and that we are the rightful owners of our minority interests in these entities. After providing the majority owners with the documentation showing our valid and legal acquisition of the assets and the evidence of complete payment in either stock or cash, the majority owners are now prepared to accept our ownership provided the Bankruptcy Trustee and Court in the matter of Gregory Jaunich’s bankruptcy petition have no further claims.  We are prepared  to a file a lawsuit against the majority owners of these projects to establish our minority ownership position should they not agree with the our position.  We cannot predict the timing or outcome of this matter and whether it will have a material impact on our financial position.  We have not reserved any amounts for this potential liability nor recognized any impairment on the assets in question.

We have been threatened with a lawsuit from a financial services vendor to us when our name was Dotronix, Inc.  The vendor, Marquette Avenue Securities, is claiming that we owe them compensation under an agreement signed April 26, 2006. Marquette is apparently owned by Isaac Sibley and Darrel Kluge. Mr Kluge is a former officer of the Company and both Kluge and Sibley were involved with the Company in the past by bringing investors to the Company through private placement stock sales. We contend that Marquette has not provided any valuable services to us and that we do not owe them anything. We cannot predict the timing or outcome of this lawsuit and whether it will have a material impact on our financial position.  We have not reserved any amounts for this potential liability.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades under the symbol WNEA.PK on the OTCQB marketplace tier provided by Pink OTC Markets, Inc. which is the leading inter-dealer electronic quotation and trading system in the over-the-counter (“OTC”) securities.  Pink OTC Markets categorizes all OTC securities into tiers that help investors identify a company’s disclosure status.  The OTCQB identifies companies that are registered and reporting with the SEC.

The following table sets forth, for the periods indicated, the quarterly high and low closing prices for the our common stock quoted on the OTCQB, which quotes represent prices between dealers and do not include adjustments for retail mark-up, mark-down or commission and may not represent actual transactions.

	Year Ended June 30, 2010		Year Ended June 30, 2009
	High	Low	High	Low
Quarter ended September 30	$0.28	$0.20	$1.20	$0.20
Quarter ended December 31	0.21	0.15	0.40	0.15
Quarter ended March 31	0.18	0.12	0.35	0.24
Quarter ended June 30	0.14	0.08	0.28	0.22

As of September 16, 2010, we had approximately 437 shareholders of record.  We did not declare or pay any cash dividends on our common stock during the last two fiscal years ended June 30, 2010 and 2009, and do not expect to pay any cash dividends for the foreseeable future.  The foregoing number of record shareholders does not include beneficial owners whose shares were held of record by nominees or broker-dealers, and accordingly the number of record shareholders does not bear any relationship to the number of beneficial owners of our common stock.

There were no issuer repurchases by us during the fiscal year ended June 30, 2010.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have the intent to continue as a going concern, and accordingly our consolidated financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss from operations in the year ended June 30, 2010 and experienced a negative cash flow from operations for the same period. These factors raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters are also discussed under “Liquidity and Capital Resources” below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following discussion should be read in conjunction with our audited financial statements and related footnotes included in this Form 10-K.

Plan of Operation

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

We intend to use our current assets as a starting point from which to develop, acquire, build and operate a large and diversified portfolio of profitable wind energy assets. Since early 2007, we have acquired substantial wind farm assets including interests in operating wind farms, wind farms under construction and wind farms in various stages of design and development. Currently, our wind energy assets are located primarily along Buffalo Ridge, a geological formation which extends southeasterly from eastern South Dakota across southwestern Minnesota and into northwestern Iowa. Buffalo Ridge is well-known in the alternative energy industry for its high quality wind energy resources. We also have early-stage wind development projects in Pennsylvania and Wyoming and are negotiating with landowners in other states to develop additional wind power projects.  Attractive wind power projects have a combination of good wind resources, attractive electricity prices, lack of local political opposition, few, if any, environmental sensitivities, available transmission and willing landowners.

Comparison of Results of Operations for Fiscal Years Ended June 30, 2010 and 2009

Revenues

In January 2010 we commissioned one of our two 2.0MW turbines in Osceola County, Iowa.  Since its commissioning it has not been operating at full capacity and the revenue it has produced is below expectations.  In March 2010 we commissioned one of our two 0.8MW turbines in Lincoln County, Minnesota.  This turbine has also not operated at full capacity during the period from its commissioning to June 30, 2010 and the revenues it has produced is below expectations.  Since we had no operating wind projects in the year ending June 30, 2009, we had no revenues from operating wind projects in the prior comparable period.

Rental Income earned from our MCWE in the year ended June 30, 2010 was $92,956 and includes rental income from hotel, meetings, offices and farm rental activities.  In the year ended June 30, 2009 we earned $99,503 with the decrease being due to the slower economy resulting in lower hotel and meeting volume.

Operating Expenses of Wind Power Projects

Operating expenses of wind projects include operating and maintenance expenses, insurance and administrative costs directly related to wind projects which have been placed in service.  The operating expenses were $35,462 for the year ended June 30, 2010.  The operating and maintenance expenses have been higher than expected due to the two turbines which have not been operating at full capacity and have required additional parts and labor in an effort to have them reach their planned operating performance level.  Since there were no turbines placed in service during the year ended June 30, 2009, we did not have any expenses during that period.

Depreciation and Amortization of Wind Projects

When a wind turbine is placed in service, the capitalized cost of that turbine is depreciated over a 20 year period on a straight line basis.   The depreciable basis is reduced by the amount, if any, of cash received from the ARRA Sec, 1603 Cash Grant program.  During the year ended June 30, 2010, we recognized $75,554 in depreciation and amortization expense related to operating wind projects.  Since we had no operating wind projects during the year ended June 30, 2009, we had no such expense during that period.

General and Administrative Expenses

General and administrative expenses relate to the cost of operating the MCWE, employee expenses including compensation and other employee related costs, and other administrative costs.  These expenses increased by $1,105,233 during the year ended June 30, 2010 compared to the prior comparable period.  The majority of this increase is attributable to employee-related expenses, which increased by approximately $931,000.  In November 2009 we hired as full time employees three executives in the positions of Chief Executive Officer, Chief Development Officer and Chief Financial Officer.  There were no employees in the year ended June 30, 2009.  Included in the figures for the year ended June 30, 2010 is $609,612 in option expenses for these three employees.  Each of these three officers received a quantity of stock options in the amount of one-twelfth of the total number of shares, warrants and options outstanding as of October 1, 2009 and carry an exercise price of $0.20 per share, which was our closing stock price on the grant date.  Twenty percent of these options vested on the grant date.  The remaining eighty percent of these options will become exercisable ratably over a 48-month period starting on October 1, 2010.  These options expire at the end of five years.  The cost of these options are being recognized on the same basis as their vesting schedule described above.  There was no such employee option expense in the 2009 comparable period.  Rent expense on the MCWE in the year ended June 30, 2010 was higher than the comparable prior year by approximately $158,000 since the lease was outstanding for all twelve months of the current year, but only eight months in the prior year.    The cost of travel, trade shows and prospecting expenses for potential new projects was also approximately $31,000 higher in the year ended June 30, 2010 compared to the prior comparable year as the new management personnel increased the effort to expand our project opportunities.

Professional Fees

Professional fees relate to third-party legal and accounting services provided to us.  During the year ended June 30, 2010, these fees decreased by $123,619 as our hiring of full time employees has allowed us to reduce our use of non-employee professional service providers.

Management Fees

Management fees relate to cash and other compensation paid to non-employees for certain management and financing services.  Some of these service providers are current members of our Board of Directors, past members of our Board of Directors, as well as other third-parties.  For the year ended June 30, 2010 these expenses were $2,335,503 higher than they were in the prior comparable period.  The primary cause of this increase is due to the $2,737,075 in expense recognized for stock and warrant grants awarded to current members of the Board of Directors, past members of the Board of Directors, a former executive officer, and other third parties for management and financing efforts.

During the year ended June 30, 2010, we issued 537,500 unregistered common shares for services, of which 300,000 shares were issued to independent Directors for serving on our Board of Directors, 150,000 shares were issued to two Directors for performing other services, and 87,500 shares were issued to independent consultants for financial services. These transactions were recorded as management fees valued at $.10 to $.25 per share. These awards of shares did not require any additional performance for service after the grant date, therefore the entire value of these grants were recognized during the year ended June 30, 2010.

In July 2009, we granted a five-year warrant to our Chairman of the Board to purchase 1,000,000 of shares of our common stock at an exercise price of $.25 per share. This warrant did not require any additional performance for service after the grant date, therefore the entire value of this grant was recognized during the year ended June 30, 2010.

In September, 2009, we granted five-year warrants to three directors, two former directors and a former executive officer to purchase a total of 18,750,000 shares of our common stock at an exercise price of $.20 per share. These warrants did not require any additional performance for service after the grant date, therefore the entire value of these grants were recognized during the year ended June 30, 2010.

Also included in management fees is the management and consulting agreement between us and our Chairman of the Board.  Under this agreement, our Chairman earns $15,000 per month for management and consulting services, therefore, during the year ended June 30, 2010, we recognized $180,000 in expense under this agreement.  There was no similar expense during the year ended June 30, 2010.

Depreciation and Amortization – Other

Depreciation and amortization – other is the depreciation and amortization expense on assets which are not wind power projects.  During a portion of the year ended June 30, 2009 we did own our MCWE facility and were depreciating it over 40 years on a straight line basis.  We sold this facility in a sale-leaseback transaction in November 2008, therefore, there was no such expense during the year ended June 30, 2010.

Impairment and Abandonment Expense

During the year ended June 30, 2010 we recognized an impairment expense of $498,515.  This charge was to reduce the carrying value on our books to zero of the capitalized development costs of Zulu Wind LLC, NAE Allendorf, NAE Sibley, Sibley Hills, Henry Hills, Averill Wind LLC, our French Lake project, and our investment in Grand Sierra Resort Corp.  Henry Hills is not the Osceola County, Iowa 4.0MW project which was referred to as “Henry Hills 4MW” in previous filings, but rather was intended to be an expansion project adjacent to the Osceola County, Iowa 4.0MW project.  The impairment expense was recognized as we believe that it is unlikely that we will develop these projects or that any amount could be realized by the potential sale of these projects and assets. During the year ended June 30, 2009, we recognized a $426,757 impairment for a development project and on our investment in Grand Sierra Resort Corp.

Interest Income

Our interest income is entirely earned from our Mortgage Receivable on the MCWE.  This mortgage receivable has a principal balance of $1.6 million, carries a coupon of 7.5%, pays us a monthly interest-only amount of $10,000 and is due in 2023.  The higher interest income in the year ended June 30, 2010 than in the comparable 2009 period is due to that the mortgage was outstanding for all of this twelve month period and was outstanding for only part of the comparable 2009 period.

Warrant and Debt Discount Expense

Warrant and debt discount expense is expense recognized for the granting of warrants and options related to the issuance of convertible notes payable.  During the year ended June 30, 2010, we granted five-year warrants to an unaffiliated lender to purchase a total of 125,000 shares of our common stock at an exercise price of $.20 per share. Also, during the year ended June 30, 2010, we granted a five-year warrant to an unaffiliated lender to purchase a total of 800,000 shares of our common stock at an exercise price of $.25 per share.  These warrants and options were fully vested on the grant date, therefore the entire value of these grants were recognized during the year ended June 30, 2010.  The value of these warrants and options using the Black-Scholes formula was $47,255.  The amount recognized for warrants issued in connection with borrowings in the year ended June 30, 2009 was $34,331.

Interest Expense

Interest expense is recognized on notes payable and loans payable on projects after they have been placed into service.  When interest expense is incurred as part of project construction, then the interest is capitalized as part of the project cost.  In the year ended June 30, 2010 the amount of interest capitalized was $42,211. During the year ended June 30, 2010 our interest expense recognized was $102,566 higher than the comparable 2010 period.  The beneficial conversion features of two convertible notes, for which we recognized $72,280 in interest expense, contributed to this change.  Also, higher convertible notes payable amounts to fund our operations plus the interest expense recognized on our projects placed in service added to this increase.

Net (loss)

Net loss for the year ended June 30, 2010 was $5,394,342 compared to $1,889,475 for the comparable 2009 period, an increased loss of $3,504,867. The increased loss is attributable to the $2,335,503 increase in management fees, $1,105,233 increase in general and administrative expenses, $102,566 increase in depreciation expense on operating wind projects, and $71,759 increased impairment and abandonment expense.

Liquidity and Capital Resources

We incurred a net loss from operations for the year ended June 30, 2010 and experienced a negative cash flow from operations for that period. These factors raise substantial doubt about our ability to continue as a going concern.

The primary source of funding during the year ended June 30, 2010 was the receipt of $1,131,579 from the United States Treasury under Sec. 1603 of the American Recovery and Reinvestment Act (“ARRA”) of 2009.  This cash grant was earned for placing into service one 2.0 MW Gamesa G-87 wind turbine in Osceola County, Iowa.  This cash grant was netted against the carrying book-value of this project on our balance sheet.  Our second largest source of funding was the approximately $520,000 raised from the sale of our common stock at an average price of $.10 per share.  Our third largest source of funding was the $405,000 in additional borrowings on our 4.0MW project in Osceola County, Iowa.

Future Funding

In order to effectively develop our wind power assets, we will need to obtain new funding from the following sources:

•	Additional cash grants under Sec. 1603 of ARRA
•	Additional borrowings secured by our projects
•	Sales of selected assets
•	Sales of additional debt or equity securities at the project level and/or at the corporate level
•	Some combination of all of the above

There is no assurance, however, that we can obtain our needed development and working capital funding through the above listed methods.  If we cannot raise substantial funding as planned, we will be unable to implement our business plan effectively and most likely will be unable to become profitable or satisfy our working capital needs in the future.  We currently only have enough working capital to support our administrative expenses until the end of September 2010.

Certain Cash Flow Comparisons

Cash used in operating activities improved by $918,591 in the year ended June 30, 2010 compared to the prior year.  The improvement was due to lower professional fees, lower cash portion of management fees, and by an improvement in the use of working capital.

Cash provided by investing activities in the year ended June 30, 2010 was higher by $645,854 compared to the prior year.  The year ended June 30, 2010 benefited from more than $1.1 million received from the U.S. Treasury under Sec. 1603 of the American Recovery and Reinvestment Act of 2009 which was earned for the commissioning of 2.0MW in Osceola County, Iowa.  The prior year benefited from almost $1.4 million in proceeds from the sale-leaseback transaction for our Midwest Center for Wind Energy in Lincoln County, Minnesota.  Our additions to Wind Power Projects Under Construction declined by $967,973 in the year ended June 30, 2010 compared to the prior year.

Net cash provided by financing activities increased by $281,281 in the year ended June 30, 2010 compared to the prior year.  During the year ended June 30, 2010 we sold 5,173,700 shares for proceeds of $519,920, or an average price of $0.10 per share.  The year ended June 30, 2010 also benefited from $155,000 in borrowings on projects and $122,800 in convertible notes borrowings.

Critical Accounting Policies

Basis of Presentation

The audited consolidated financial statements included herein have been prepared by us in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Wind Energy America Inc. and its various wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.  We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.

Consolidation Policy

The consolidated financial statements include Wind Energy America Inc. and our wholly owned subsidiaries Northern Alternative Energy Shaokatan LLC (“Shaokatan”), NAE Shaokatan Power Partners LLC (“Power Partners”), Zachary Ridge LLC (“ZR”) and LJ Trust LLC (“LJT”), all being Minnesota limited liability companies. All liabilities incurred and activities in which Wind Energy America Inc. and our LLC subsidiaries are involved, have been conducted in the name of Wind Energy America Inc. through June 30, 2010.

Shaokatan holds minority equity interests in three wind farms, Shaokatan Hills, Lakota Ridge, and a group of 16 small wind farms which are managed collectively and known as CHI Energy. These minority equity interests owned by Shaokatan will not materially participate in the revenues, liabilities, operations, or net income or loss of each particular wind farm LLC until the minority equity interest converts or “flips” into a material interest, and accordingly we had no material revenues or liabilities to consolidate regarding Shaokatan as of June 30, 2010.

Power Partners consists of a small wind farm in Lincoln County, Minnesota containing two wind turbines of a total 1.6 MW capacity. During the year ended June 30, 2010, 0.8MW of this wind farm was commissioned, and we expect the remaining 0.8MW to be commissioned during calendar year 2010.

Shaokatan and Power Partners will each account for their respective future operations as their wind power assets become operational or whenever the various minority equity interests convert into material ownership interests, and thereafter any assets, liabilities, income and losses will be consolidated into our financial statements.

ZR and LJT are two wind farms each consisting of one 2.0MW turbine located in Osceola County, Iowa.  ZR was commissioned during the year ended June 30, 2010.  We expect LJT to be commissioned during calendar year 2010.

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

Carrying Value of Wind Energy Assets

A detailed breakdown of the carrying value of our various wind energy assets is contained in the footnotes of our audited consolidated financial statements below.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less proceeds received under the American Recovery and Reinvestment Act of 2009 Sec. 1603 Cash Grant program, less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Wind energy project equipment and related assets are depreciated over their estimated useful lives of 20 years on a straight-line basis.

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

Acquisitions

On November 10, 2009 we completed the acquisitions of certain limited liability companies which are necessary to complete our 4.0MW project in Osceola County, Iowa. Of the 4.0MW capacity of this project, 2.0MW was commissioned in the quarter ended March 31, 2010, and 2.0MW remains under construction as of June 30, 2010.  The sellers of these LLCs are shareholders in Wind Energy America Inc. The agreement to purchase these LLCs was signed in March 2009 and included a cash payment of $355,000, a note payable of $250,000, and assumption of certain loans resulting in a total acquisition price of $2.6 million. An independent appraisal of the project values the LLCs at about $2.6 million, therefore, the acquisition has been recorded at cost.  In order to complete this project and reach commercial operation, we have incurred additional costs which have been added to the carrying value of this project including labor and materials, capitalized insurance, interest and other costs.

Impairment

We review our assets on at least an annual basis for potential economic impairment. As a portion of our assets have not been placed in service as of June 30, 2010 we must evaluate the remaining costs to complete the projects as well as the currently capitalized costs. Our wind assets, when completed, have a megawatt generating capacity which determines their current economic value. This value is generally determined via a discounted cash flow analysis of the future electric revenues, net of the costs of operating the wind turbines.  During the year ended June 30, 2010 we recognized an impairment expense of $498,515.  This charge was to reduce the carrying value on our books to zero of the capitalized development costs of Averill Wind LLC, Zulu Wind LLC, NAE Allendorf, NAE Sibley, Sibley Hills, Henry Hills, French Lake, in addition to the investment in Grand Sierra Resort Corp.  Henry Hills is not the Osceola County, Iowa 4.0MW project which was referred to as “Henry Hills 4MW” in previous filings, but rather was intended to be an expansion project adjacent to the Osceola County, Iowa 4.0MW project.  The impairment expense was recognized as we believe that it is unlikely that we will develop these projects or that any amount could be realized by the potential sale of these projects and assets.  Other than these impairments recognized, we believe our wind assets can be completed at costs that are less than their current economic value. Wind assets that generate electricity can generally be sold in a marketplace based upon their discounted cash flows.

The 4.0 MW project in Osceola County, Iowa, has carrying value on our books for $6.5MM.  This carrying value has been reduced by the $1.1MM proceeds of the cash grant received under Sec. 1603 of the American Recovery and Reinvestment Act (“ARRA”) of 2009 for the 2.0MW of this project which has been placed into service.  We also expect to receive another $1.2 under the same program when we commission the remaining 2.0MW, which we expect to occur in calendar year 2010.  This will reduce the carrying value of the entire 4.0MW project to under $5MM.  We have compared this projected carrying amount to the projected cash flows produced by this project and we believe there has not been any impairment of this project as of June 30, 2010.

The 1.6 MW project in Lincoln County, Minnesota has carrying value on our books for $2.8MM.  We also expect to receive $0.8MM under ARRA when we complete commissioning the project, which we expect to occur in calendar year 2011.  This will reduce the carrying value of the entire 1.6MW project to approximately $2MM.  We have compared this projected carrying amount to the projected cash flows produced by this project and we believe there has not been any impairment of this project as of June 30, 2010.

The Shaokatan Hills, Lakota Ridge and CHI Energy wind farms have a combined carrying value on our books of $4.9MM.  We have only a negligible revenue or profit sharing percentage interest until the ownership of the minority equity interests convert into 80% ownership of SH and LR.  We will not begin to receive any material revenues until the CHI Energy wind farms “flip” which we estimate will begin happening during the fourth quarter of calendar year 2010, after which our revenue interest will convert to 30% and eventually to 49% five years later..  We measure any possible impairment of these assets using reasonable “present value” determinations based on projected future revenues from them after they “flip” and are converted to substantial ownership interests.  Our estimated present values for these developer’s stake assets  as of June 30, 2010 was at least equal to their aggregate cost to us as stated in our financial statements.  Accordingly, we have not recognized any impairment to their cost basis value as of June 30, 2010.

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

During the year ended June 30, 2010, we issued 537,500 unregistered common shares for services, of which 300,000 shares were issued to independent Directors for serving on our Board of Directors, 150,000 shares were issued to two Directors for performing other services, and 87,500 shares were issued to independent consultants for financial services. These transactions were recorded as management fees valued at $.10 to $.25 per share. These awards of shares did not require any additional performance for service after the grant date, therefore the entire value of these grants were recognized during the year ended June 30, 2010.

In July 2009, we granted a five-year warrant to our Chairman of the Board to purchase 1,000,000 shares of our common stock at an exercise price of $.25 per share. This warrant does not require any additional performance for service after the grant date, therefore the entire value of this grant was recognized during the year ended June 30, 2010.

In September 2009, we granted five-year warrants to three directors, two former directors and a former executive officer to purchase a total of 18,750,000 shares of our common stock at an exercise price of $.20 per share.  These warrants do not require any additional performance of service after the grant date, therefore the entire value of these grants were recognized during the year ended June 30, 2010.

During the year ended June 30, 2010, we granted five-year warrants to an unaffiliated lender to purchase a total of 125,000 shares of our common stock at an exercise price of $.20 per share. Also, during the year ended June 30, 2010, we granted five year warrants to an unaffiliated lender to purchase a total of 800,000 shares of our common stock at an exercise price of $.25 per share.  These warrants were fully vested on the grant date, therefore the entire value of these grants were recognized during the year ended June 30, 2010.

On November 11, 2009 we awarded stock options to our Chief Executive Officer and Chief Development Officer, both of whom had been appointed to our Board of Directors on October 2, 2009.  We also awarded stock options to our Chief Financial Officer.  Each of these three officers received 6,805,612 options which carry an exercise price of $0.20 per share, which was our closing stock price on the grant date.  Twenty percent of these options vest on the grant date.  The remaining eighty percent of these options become exercisable ratably over a 48-month period starting on the grant date.  These options expire at the end of five years.  Since these options have a service requirement, the cost of these options will be recognized on the same basis as their vesting schedule described above.

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

Common Stock Sales

During the year ended June 30, 2010, we sold a total of 5,173,700 unregistered common shares to various accredited investors in private placement transactions for aggregate proceeds of $519,920, resulting in an average price of $.10 per share.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than the sale-leaseback which is fully described in Footnote M.

Item 8.  Financial Statements and Supplementary Data

Financial statements are attached following the signature page and numbered beginning with page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A(T).  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1034 (Exchange Act)).  Based on this evaluation, the principal executive officer concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of inherent limitations, a system of internal control over financial reporting may not detect or prevent misstatements, no matter how well conceived and operated.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, management considered criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) which include the five components of control environment, risk assessment, control activities, information/communication, and monitoring.  Based on this assessment, management believes that we have maintained effective internal control over financial reporting as of June 30, 2010.  This report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our directors of serve until their successors are elected or appointed and shall qualify.  Executive officers are elected by the Board of Directors and serve at the discretion of the directors.  There are no family relationships among our directors and executive officers.

Our executive officers and directors are as follows:

Name	Age	Position
Donald Blakstad	51	Chairman
Melvin E. Wentz	63	Chief Executive Officer and Director
Brian P. Hill	47	Chief Development Officer and Director
Constantine Buzunis	52	Director
Robert A. Williams	73	Director

Donald Blakstad has been a director and our Chairman of the Board since June 2009, and he also currently provides management and financing services to us.  Mr. Blakstad has many years of experience in founding, developing and managing small to large private companies.  In particular, he was the founder, principal owner and CEO of two large affiliated long-distance telephone companies headquartered in San Diego, which provided worldwide retail telephone services for many years to a large national and international customer base.  Mr. Blakstad grew his telephone service business from start-up to having over l,000,000 customers in 2000 when his business was sold to a large telephone service provider.  Since 2000, Mr. Blakstad has been engaged primarily in managing his personal real estate holdings and diverse corporate equity portfolio.

Melvin E. Wentz has been a director since October 2, 2009 and our Chief Executive Officer since November 11, 2009.  Prior to joining us he was CEO of Novairus Energy, LLC, a developer of early-stage wind energy projects located mainly in prime wind resource areas of western states of the U.S.  Mr. Wentz has over 30 years of extensive and diversified experience in engineering, construction, project development, financing, management and operations of many electric power generation projects in the U.S., China, India and other countries, which projects have included wind energy, biomass, hydro, geothermal, coal and natural gas power generation facilities.  From 1995-2001, Mr. Wentz was a senior executive including being President, of Enserch Development and TXU Development, subsidiaries of Enserch and Texas Utilities, respectively.  He also managed a portfolio of at least 10 electricity generating facilities including wind farms.  His overseas development experience includes three coal-fired generation projects of 386 MW in China, a joint venture between New Zealand and Indonesian companies to develop a 300 MW geothermal plant in Indonesia, and project development and sale of a 250 MW gas-fired plant in India.  From 1990-1995 Mr. Wentz was Senior Investment Manager of a major finance division of Westinghouse Electric, where he assumed a leading role in structuring and financing over 200 MW (megawatts) of wind energy projects.

Brian P. Hill has been a director since October 2, 2009 and our Chief Development Officer since November 11, 2009.  Prior to joining us he was CDO of Novairus Energy, LLC, a developer of early-stage wind energy projects located mainly in prime wind resource areas of western states of the U.S.  Mr. Hill has over 25 years extensive experience in project development and management of various types of power generation facilities.  Since 1999, he has been employed primarily as a consultant while providing key project development services to various power and wind industry leaders such as Airtricity North America, Duke Energy, TXU, FPL Energy, Exelon and others.  His many accomplishments in wind power development include being project manager for construction of a 40.5 MW wind farm in New York State using GE wind turbines, managing early stage construction of a 250 MW wind power project in Texas, lead developer of an Iowa wind farm project, and managing early-stage development for proposed wind farms in Illinois and Michigan.  Mr. Hill’s many years of  hands-on development of wind power projects includes interconnection and transmission evaluation, selection and procurement of wind turbine types, wind resource evaluation, turbine siting, handling zoning and permitting matters, and  leasing and royalty negotiations with landowners.  Mr. Hill has earned widespread recognition as an expert in power development and has published and presented papers at several industry conferences.

Constantine Buzunis has been a director since September 24, 2009, and is a Senior Litigator with the San Diego law firm of Neil, Dymott, Frank, McFall & Trexler.  Since joining Neil Dymott in 1986, Mr. Buzunis has specialized in general civil litigation including personal injury, premises and product liability, construction accidents and defects, and other tort liability areas.  His extensive professional legal experience includes serving terms on the California State Bar Board of Governors, President and Director of the California Young Lawyers Association, and Director and Secretary of the San Diego Defense Lawyers Association.  Mr. Buzunis is admitted to practice law in state and federal courts of California and Michigan, the federal Ninth Circuit Court of Appeals, and the U.S. Supreme Court.  He also is a member of the Board of Directors of Gulf & Pacific Equities Corp., a publicly-traded Canadian Real Estate Investment Trust.

Robert A. Williams has been a director since April 2007.  Mr. Williams is the founder and a principal owner of Bobby and Steve’s Auto World, which owns and operates eight gas/service stations with full service garages and towing services in the Minneapolis/St. Paul metropolitan region.  Mr. Williams also is a member of the City Council of Columbia Heights, Minnesota.

Audit Committee

Our audit committee consists of our Messrs. Blakstad, Buzunis and Williams.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.  Based on the our review of copies of Section 16(a) forms and representations from these persons, we believe that such persons have complied with such filing requirements during the fiscal year ended June 30, 2010, except that Boreal Energy Inc., a principal shareholder, failed to file forms relating to transfers of our common stock effected by Boreal during such fiscal year.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct (the “Code”) which applies to the business conduct of the principal executive officer, principal financial officer, principal accounting officer and controller.  This Code is available to any shareholder who sends a written request for a paper copy to:

Attn:  Melvin E. Wentz
Wind Energy America Inc.
12100 Singletree Lane, Suite 100
Eden Prairie, MN 55344

If the we make any substantive amendments to the Code or grant any waiver therefrom, including any implicit waiver from a provision of the Code for any directors or executive officers, we will disclose the nature of such waiver or amendment in a Current Report on Form 8-K.

Item 11.  Executive Compensation

The following table sets forth the cash and non-cash compensation for the last two fiscal years awarded to or earned by our officers.  None of our officers received annual compensation exceeding $100,000 for either of the past two fiscal years ended June 30.

Summary Compensation Table

Name/Position	Fiscal Year	Salary	Bonus	Stock Awards (shares)	Options (shares)	Other Compensation
Melvin E. Wentz	2010	$97,500	—	—	6,805,612	$3,000
President/CEO	2009	—	—	—	—	—

Brian P. Hill	2010	$97,500	—	—	6,805,612	$3,000
CDO	2009	—	—	—	—	—

Colin S. Jackson	2010	$75,000	—	—	6,805,612	$3,000
CFO	2009	—	—	—	—	—

Robert O. Knutson	2010	$22,000	—	—	2,500,000	—
CEO/Managing Director	2009	$61,000	—	120,000	100,000	$28,000

Darrel Kluge	2010	—	—	—	2,500,000	—
CEO	2009	$40,000	—	75,000	100,000	—

(1)

Mr. Wentz was appointed as President and Chief Executive Officer on November 11, 2009.  His compensation includes a base salary of $180,000 per year, reimbursement of a standard health insurance benefit policy and 6,805,612 options to purchase our stock at $0.20 per share, which was the price on the award date.  Twenty percent of those options vested on the grant date.  The remaining 80% of those options vest ratably over a 48 month period.  Mr. Wentz also was elected to our Board of Directors on October 2, 2009.

(2)

Mr. Hill was appointed as Chief Development Officer on November 11, 2009.  His compensation includes a base salary of $180,000 per year, reimbursement of a standard health insurance benefit policy and 6,805,612 options to purchase our stock at $0.20 per share, which was the price on the award date.  Twenty percent of those options vested on the grant date.  The remaining 80% of those options vest ratably over a 48 month period.  Mr. Hill also was elected to our Board of Directors on October 2, 2009.

(3)

Mr. Jackson was appointed as Chief Financial Officer on November 11, 2009.  His compensation includes a base salary of $135,000 per year, reimbursement of a standard health insurance benefit policy and 6,805,612 options to purchase our stock at $0.20 per share, which was the price on the award date.  Twenty percent of those options vested on the grant date.  The remaining 80% of those options vest ratably over a 48 month period.  Mr. Jackson resigned as Chief Financial Officer on September 27, 2010.

(4)	Mr. Knutson served as Managing Director (principal executive officer) from October 2008 to November 2009.
(5)	In fiscal 2009, Messrs. Kluge and Knutson each received five-year warrants to purchase 100,000 shares of common stock of the Company exercisable at $.30 per share.
(6)	Mr. Kluge was granted 75,000 restricted common shares incident to his resignation as CEO in 2008.

Consulting Services

In fiscal 2010, we paid Mr. Blakstad, our Chairman $180,000 for performing certain consulting and financing services for us. For these services we also granted him 100,000 unregistered shares of our stock plus a five-year warrant to purchase 1,000,000 of our shares at $0.25 per share.  We also paid Steven A. McMichael, a Director who resigned on October 2, 2009, 50,000 shares for performing financial services.

Compensation of Directors

For their services as directors during fiscal year ended June 30, 2010 the following compensation was awarded:

Donald Blakstad, Chairman	10,000,000 warrants at $0.20 per share (in addition to the compensation for the Consulting Services above)

Steven A. McMichael, Director (1)	2,500,000 warrants at $0.20 per share (in addition to the compensation for the financial services above.)

Robert O. Knuston, Managing Director (1)	2,500,000 warrants at $0.20 per share (included in Executive Compensation above)

Robert A. Williams, Director	1,000,000 warrants at $0.20 per share

Constantine Buzunis, Director	250,000 warrants at $0.21 per share plus 250,000 unregistered shares

Rory Artig (1)	50,000 unregistered shares

(1)	Resigned from our Board on October 2, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 30, 2010, certain information with respect to beneficial ownership of our common stock, by all of our executive officers, by each person known by us to own beneficially more than 5% of our outstanding common stock, and by all our officers and directors as a group.  Each person named in this table has sole voting and investment power with respect to all shares of common stock beneficially owned by such person.  Unless otherwise indicated, the address of each listing shareholder is 12100 Singletree Lane, Suite 100, Eden Prairie, MN 55344.  Beneficial ownership of the persons set forth in this table is determined in accordance with the rules of the Securities and Exchange Commission.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Shares Outstanding
Donald Blakstad (1)	11,100,000	18.2%
Melvin E. Wentz (2)	6,805,612	11.2%
Brian P. Hill (3)	6,805,612	11.2%
Robert A. Williams (4)	1,930,333	3.2%
Constantine Buzunis (5)	500,000	0.8%
Colin S. Jackson (6)	2,608,818	4.3%
All directors and officers as a group (6 persons)	33,947,168	55.8%

Boreal Energy Inc. 1058 Centreville Circle Vadnais Heights, MN 55127	7,555,500	12.4%
Julie T. Jaunich (7) 9 Red Forest Way North Oaks, MN 55127	7,260,167	11.9%

_______________________
(1)	Includes 11,000,000 shares underlying stock purchase warrants.
(2)

Includes 6,805,612 shares underlying stock purchase options.  These options vest on the following schedule: 20% on the date of grant (November 11, 2009) and the remaining 80% vest ratably over a 48 month period beginning October 1, 2009.

(3)

Includes 6,805,612 shares underlying stock purchase options.  These options vest on the following schedule: 20% on the date of grant (November 11, 2009) and the remaining 80% vest ratably over a 48 month period beginning October 1, 2009.

(4)	Includes 1,350,000 shares underlying stock purchase warrants and 148,233 shares in the record name of Robert A. Williams Trust.
(5)	Includes 250,000 shares underlying stock purchase warrants.
(6)	Includes 2,608,818 shares underlying stock purchase options.
(7)	Includes 3,710,319 shares of record in the Julie T. Jaunich Trust.

Equity Compensation Plan Information

In June 2007 we terminated all existing equity compensation plans including a 1999 Employee Plan and a 1991 Non-Employee Director Plan.  We currently do not have any equity compensation plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Following are certain material transactions between us and related parties.

Boreal  Energy Inc., a Minnesota corporation, acquired 28,500,000 shares of our common stock incident to our purchase of Boreal’s wind energy assets in 2008.  One of the terms of this asset purchase agreement between us and Boreal Energy Inc. provided Boreal Energy Inc. the right to appoint one member to our Board of Directors.  Steven A. McMichael served on our Board of Directors for over a year as the appointed director of Boreal Energy Inc.  Mr. McMichael resigned from our Board of Directors on October 2, 2009.

Another term of the asset purchase agreement between us and Boreal Energy Inc. provided that one of our Directors is entitled to vote one-half of our common shares received by Boreal Energy Inc. for a period of two years.  The end of this two year term expired during fiscal year ending June 30, 2010.

Director Independence

We are not a listed issuer and thus not subject to any director independence requirements of any exchange or inter-dealer quotation system.  We believe, however, that a majority of our Directors are independent directors.

Item 14.  Principal Accounting Fees and Services

Child, Van Wagoner & Bradshaw, PLLC has acted as our independent accounting firm for the fiscal years ended June 30, 2010 and 2009, including performing our audit for these two fiscal years and reviews our quarterly financial statements for this two year period.  The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for these auditing and review services are as follows:

	Fiscal 2010	Fiscal 2009
Audit and review fees	$28,049	$26,080
Audit-related fees	0	6,927
Tax fees	0	0
All other fees	0	0

Our Audit Committee reviews and approves all audit and permissible non-audit services performed by our independent accounting firm.  Incident to our review of non-audit fees and our appointment of Child, Van Wagoner & Bradshaw, PLLC as our independent accounting firm, our Board of Directors considered whether the provision of such services is compatible with maintaining independence.

PART IV

Item 15.  Exhibits, Financial Statements and Schedules

Our financial statements included in this annual report are included in a separate financial statement section at the end of this Annual Report on Form 10-K beginning at page F-1.

Following is an Exhibit Index for the exhibits either filed with or incorporated by reference to this Annual Report on Form 10-K.

Exhibit Index
3.1	Articles of Incorporation (incorporated by reference to registrant’s Annual Report on Form 10-KSB for year ended June 30, 1988).
3.2	Bylaws of registrant amended through January 12, 2004 (incorporated by reference to registrant’s Annual Report on Form 10-KSB for year ended June 30, 2004).
3.3	Amendment to Articles of Incorporation as of March 31, 2007 (incorporated by reference to registrant’s Current Report on form 8-K of April 5, 2007).
3.4	Amendment to Articles of Incorporation as of April 25, 2009 (incorporated. by reference to registrant’s Schedule l4C Information Statement filed March 20, 2009).
4.1	Specimen certificate representing registrant’s Common Stock (incorporated by reference to Exhibit 3(a) of Amendment No. 2 to registrant’s Form S-18 Registration Statement, File No. 2-71333C).
10.37	Warrant for Purchase of Grand Sierra Common Stock (incorporated by reference to registrant’s Current Report on Form 8-K filed May 15, 2006).
10.38	Asset Purchase Agreement between Dotronix, Inc. and Accelerated Drug Delivery, LLC (incorporated by reference to registrant’s Current Report on Form 8-K filed April 11, 2006).
10.39	Condominium Marketing Agreement between registrant and Grand Sierra Resort Corp. (incorporated by reference to registrant’s Annual Report on Form 10-KSB for year ended June 30, 2007).
10.40

Distribution Agreement for Spin-Off of subsidiary of registrant, PuraMed BioScience Inc., a Minnesota corporation (incorporated by reference to registrant’s Current Report on Form 8-K filed March 20, 2007).

10.41	Purchase Agreement between registrant and Northern Alternative Energy Shaokatan LLC (incorporated by reference to registrant’s Current Report on Form 8-K filed June 20, 2007).
10.42	Asset Purchase Agreement between registrant and Boreal Energy, Inc.(incorporated by reference to registrant’s Current Report on Form 8-K filed December 18, 2007).
10.43

Sale/Leaseback transaction for Midwest Wind Energy Center between registrant and Trident Holding Group Inc. (incorporated by reference to registrant’s Quarterly Report on Form l0-Q. filed February 20, 2009).

l0.44	Management consulting agreement between registrant and Donald Blakstad (incorporated by reference to Current Report on Form 8-K filed July 13, 2009).
31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND ENERGY AMERICA INC.

Date: October 12, 2010	By	/s/ Melvin E. Wentz
Melvin E. Wentz, President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Date : October 12, 2010	By	/s/ Melvin E. Wentz
Melvin E. Wentz (principal executive officer)

Date: October 12, 2010	By	/s/ Donald Blakstad
Donald Blakstad, Director

Date: October 12, 2010	By	/s/ Constantine Buzunis
Constantine Businis, Director

Date: October 12, 2010	By	/s/ Robert A. Williams
Robert A. Williams, Director

Date: October 12, 2010	By	/s/ Brian P. Hill
Brian P. Hill, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Wind Energy America, Inc.
Eden Prairie, MN

We have audited the accompanying consolidated balance sheets of Wind Energy America, Inc. (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wind Energy America, Inc. as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming the Company will continue as a going concern.  As discussed in Note P to the consolidated financial statements, the Company has recurring losses and negative working capital.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC
October 4, 2010
Salt Lake City, Utah

WIND ENERGY AMERICA INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2010	2009
ASSETS

Current Assets:
Cash	$529,051	$—
Accounts Receivable	18,625	—
Total Current Assets	547,676	—

Property, Plant & Equipment:
Wind Power Projects in Operation	4,050,199	—
Wind Power Projects Under Construction	5,297,603	8,397,815
Wind Power Projects In Development	43,504	464,347
Accumulated Depreciation	(75,554)	—
Net Property, Plant & Equipment	9,315,752	8,862,162

Investments:
Mortgage Receivable	1,600,000	1,600,000
Investments in Operating Wind Power Projects	4,900,000	4,900,000
Investment in Grand Sierra Resort Corporation	—	15,000
Total Investments	6,500,000	6,515,000

Total Assets	$16,363,428	$15,377,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Checks Written in Excess of Cash in Bank Balances	$—	$5,110
Accounts Payable	194,564	45,498
Accrued Expenses	16,758	—
Accrued Interest	13,792	5,516
Convertible Notes Payable	84,800	131,152
Loans Payable on Projects - Current Portion	294,600	250,000
Total Current Liabilities	604,514	437,276

Loans Payable on Projects - Long-Term Portion	2,000,758	—
Sale/Leaseback Rent Accrual	293,333	117,333
Sale/Leaseback Deferred Gain	605,955	651,402
Total Liabilities	3,504,560	1,206,011

Stockholders’ Equity:
Preferred stock: no par value, authorized 10,000,000 shares, none issued	—	—
Common stock: $.05 par value, authorized 100,000,000 shares 61,160,581 and 54,696,165 shares outstanding as of June 30, 2010 and June 30, 2009, respectively	3,058,029	2,734,808
Additional paid-in capital	33,223,362	29,464,524
Accumulated deficit	(23,422,523)	(18,028,181)
Total Stockholders’ Equity	12,858,868	14,171,151

Total Liabilities and Stockholders’ Equity	$16,363,428	$15,377,162

See accompanying notes to the consolidated financial statements

WIND ENERGY AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	June 30
	2010	2009

Revenue:
Revenue from Operating Wind Projects	$42,142	$—

Total revenues	42,142	—

Cost of Revenues:
Operating Expenses of Wind Projects	35,462	—
Depreciation and Amortization of Wind Projects	75,554	—

Total cost of revenues	111,016	—

Operating Expenses:
General & Administrative	1,632,576	527,343
Professional Fees	210,747	334,366
Management Fees	3,078,713	743,210
Depreciation and Amortization - Other	—	20,131

Total operating expenses	4,922,036	1,625,050

Net Operating Loss	(4,990,910)	(1,625,050)

Other Income and Expenses:
Impairment and Abandonment Expense	(498,515)	(426,757)
Interest Income	120,000	80,000
Rental Income	92,596	99,503
Amortization of Deferred Gain	45,446	30,298
Warrant & Debt Discount Expense	(47,255)	(34,331)
Interest Expense	(115,704)	(13,138)
Total Other Income and Expenses	(403,432)	(264,425)

Net Loss	$(5,394,342)	$(1,889,475)
Per Share Data:
Net Loss per Common Share	$(0.09)	$(0.04)
Weighted Average Shares Outstanding	59,673,200	50,938,797

See accompanying notes to the consolidated financial statements

WIND ENERGY AMERICA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended June 30, 2010 and 2009

	Common Stock		Paid - In Capital	Accumulated Deficit	Total Equity
	Shares	Amount

Balances at June 30, 2008	49,854,862	$2,492,743	$28,399,763	$(16,138,706)	$14,753,800

Common stock issued for cash, @ $.75 per share	116,666	5,833	81,667	—	87,500
Common stock issued for cash, @ $.30 per share	204,900	10,245	51,000	—	61,245
Common stock issued for cash, @ $.15 per share	1,926,664	96,333	192,667	—	289,000
Common stock issued for cash, @ $.125 per share	1,730,000	86,500	129,750	—	216,250
Cashless exercise of warrants	429,073	21,454	(21,454)	—	—
Common stock issued for note and interest	69,000	3,450	6,900	—	10,350
Common stock issued for compensation	365,000	18,250	96,750	—	115,000
Warrants issued for beneficial conversion feature on convertible notes	—	—	34,331	—	34,331
Warrants issued for compensation	—	—	493,150	—	493,150
Net loss for the year ended June 30, 2009	—	—	—	(1,889,475)	(1,889,475)
Balances at June 30, 2009	54,696,165	2,734,808	29,464,524	(18,028,181)	14,171,151

Common stock issued for cash, @ $.125 per share	105,000	5,250	7,875	—	13,125
Common stock issued for cash, @ $.10 per share	5,068,700	253,435	253,360	—	506,795
Common stock issued for note and interest	753,216	37,661	58,256	—	95,917
Common stock issued for compensation	537,500	26,875	83,125	—	110,000
Warrants issued for beneficial conversion feature on convertible notes	—	—	47,255	—	47,255
Warrants issued for compensation	—	—	2,627,075	—	2,627,075
Options issued for compensation	—	—	609,612	—	609,612
Beneficial conversion feature on convertible notes	—	—	72,280	—	72,280
Net loss for the year ended June 30, 2010	—	—	—	(5,394,342)	(5,394,342)

Balances at June 30, 2010	61,160,581	$3,058,029	$33,223,362	$(23,422,523)	$12,858,868

See accompanying notes to the consolidated financial statements

WIND ENERGY AMERICA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED
	June 30	June 30
	2010	2009
Cash flows used in continuing operations:
Net Loss:	$(5,394,342)	$(1,889,475)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Deferred Gain	(45,447)	—
Depreciation and Amortization Expense	75,554	20,130
Warrant and Debt Discount Expense	47,255	—
Warrants for Stock Issued for Compensation to Non-Employees	2,627,075	—
Stock Based Compensation to Non-Employees	110,000	33,000
Options Issued to Employees	609,612	—
Interest on Convertible Notes paid with Stock	1,765
Beneficial conversion feature on convertible notes	72,280
Impairment and Abandonment Expense	498,515	—
Changes in Operating Assets and Liabilities:
Increase in Accounts Receivable	(18,625)	(227,771)
Decrease in Checks Written in Excess of Cash in Bank	(5,110)	—
Increase in Accounts Payable	149,066	74,157
Increase in Accrued Expenses	16,758	—
Increase in Accrued Interest	8,276	—
Increase in Sale Leaseback Rent Expense Accrual	176,000	—
Net Cash Used in Operating Activities	(1,071,368)	(1,989,959)

Cash Flows Used in Investing Activities:
Sale and Leaseback of Building	—	1,380,650
Proceeds from Mortgage Receivable	—	10,375
Cash grant from U.S. Treasury to reimburse asset purchase	1,131,579	—
Additions to Wind Power Projects Under Construction	(136,468)	(1,104,441)
Investments in Wind Power Projects In Development	(62,673)	—
Net Cash Provided by (Used in) Investing Activities	932,438	286,584

Cash Flows Provided by Financing Activities:
Common Stock Issued for Cash	519,920	391,700
Payment of Convertible Debenture	(75,000)	(15,000)
Proceeds from Convertible Notes	122,800	10,000
Proceeds from Advances from Related Party	102,000	—
Repayment of Advances from Related Party	(102,000)	—
Proceeds from Notes Payable on Projects	155,000	—
Payments of Notes Payable on Projects	(54,739)	—
Net Cash Provided by Financing Activities	667,981	386,700

Net Increase (Decrease) in Cash and Cash Equivalents	529,051	(1,316,675)

Cash and Cash Equivalents at Beginning of Period	—	97,459
Cash and Cash Equivalents at End of Period	$529,051	$(1,219,216)

Supplemental Cash Flow Information:
Cash Paid During The Year Ended June 30, 2010 and 2009:
Interest Expense	$53,418	$9,291
Income Taxes	$—	$—
Stock Issued for Debt Payment	$95,917	$—
Loans Payable Assumed with Acquisition of LLC’s	$1,695,097	$—
Loan Payable Issued to Payoff Note Payable	$250,000	$—
Sale of Building for Mortgage Receivable	$—	$1,589,430

See accompanying notes to the consolidated financial statements

WIND ENERGY AMERICA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2010 and 2009

A.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company History

Wind Energy America, Inc. (formerly Dotronix, Inc), and (“the Company”), was founded in 1980 as a Minnesota corporation. Since 2007, we have focused our efforts entirely on the development and acquisition of wind energy assets for electric power production. As Dotronix, Inc., we designed, manufactured and marketed cathode ray tube (“CRT”) displays, which CRT business was discontinued in 2005 when it became unprofitable.  In 2006 we acquired PuraMed products and created PuraMed BioScience, Inc. (“PuraMed”) as a subsidiary which was spun-off on April 12, 2007. PuraMed now trades separately as a publicly held company.

Consolidation Policy

The consolidated financial statements include Wind Energy America Inc. and our wholly owned subsidiaries Northern Alternative Energy Shaokatan LLC (“Shaokatan”), NAE Shaokatan Power Partners LLC (“Power Partners”), Zachary Ridge LLC (“ZR”) and LJ Trust LLC (“LJT”), all being Minnesota limited liability companies. All liabilities incurred and activities in which Wind Energy America Inc. and our LLC subsidiaries are involved, have been conducted in the name of Wind Energy America Inc. through June 30, 2010.

Shaokatan holds minority equity interests in three wind farms, Shaokatan Hills, Lakota Ridge, and a group of 16 small wind farms which are managed collectively and known as CHI Energy. These minority equity interests owned by Shaokatan will not materially participate in the revenues, liabilities, operations, or net income or loss of each particular wind farm LLC until the minority equity interest converts or “flips” into a material interest, and accordingly we had no material revenues or liabilities to consolidate regarding Shaokatan as of June 30, 2010.

Power Partners consists of a small wind farm currently in Lincoln County, Minnesota containing two wind turbines with a total 1.6 MW capacity. During the year ended June 30, 2010, 0.8MW of this wind farm was commissioned, and we expect the remaining 0.8MW to be commissioned during calendar year 2010.

Shaokatan and Power Partners will each account for their respective future operations as their wind power assets become operational or whenever the various minority equity interests convert into material ownership interests, and thereafter any assets, liabilities, income and losses will be consolidated into our financial statements.

ZR and LJT are two wind farms each consisting of one 2.0MW turbine located in Osceola County, Iowa.  ZR was commissioned during the year ended June 30, 2010.  We expect LJT to be commissioned during calendar year 2010.

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

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis. We estimate an allowance for doubtful accounts by identifying aged delinquent accounts determined by contractual terms and by using historical experience. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written-off are recorded when received as a credit to the allowance. Based upon our review of the payment history and the current credit ratings of our customers who are investor owned utilities with investment grade debt ratings, we believe that no reserve is necessary for our outstanding accounts receivable at June 30, 2010.

Stock Options and Warrants

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

During the year ended June 10, 2010, we issued 537,500 unregistered common shares for services, of which 450,000 shares were issued to independent directors for serving on our Board of Directors and for providing management and financial services, and 87,500 shares were issued to independent consultants for consulting services. These transactions were recorded as management fees valued at $.10 to $.25 per share. These awards of shares did not require any additional performance for service after the grant date, therefore the entire value of these grants was recognized during the year ended June 30, 2010.

In July 2009, we granted a five-year warrant to our Chairman of the Board to purchase 1,000,000 shares of our common stock at an exercise price of $.25 per share. This warrant does not require any additional performance for service after the grant date, therefore the entire value of this grant was recognized during the year ended June 30, 2010.

In September 2009, we granted five-year warrants to three directors, two former directors and a former executive officer to purchase a total of 18,750,000 shares of our common stock at an exercise price of $.20 per share.  These warrants do not require any additional performance of service after the grant date, therefore the entire value of these grants were recognized during the year ended June 30, 2010.

During the year ended June 30, 2010, we granted five-year warrants to an unaffiliated lender to purchase a total of 125,000 shares of our common stock at an exercise price of $.20 per share. Also, during the year ended June 30, 2010, we granted five year warrants to an unaffiliated lender to purchase a total of 800,000 shares of our common stock at an exercise price of $.25 per share.  These warrants were fully vested on the grant date, therefore the entire value of these grants were recognized during the year ended June 30, 2010.

On November 11, 2009 we awarded stock options to our Chief Executive Officer and Chief Development Officer, both of whom had been appointed to our Board of Directors on October 2, 2009.  We also awarded stock options to our Chief Financial Officer.  Each of these three officers received 6,805,612 options which carry an exercise price of $0.20 per share, which was our closing stock price on the grant date.  Twenty percent of these options vest on the grant date.  The remaining eighty percent of these options become exercisable ratably over a 48-month period starting on the grant date.  These options expire at the end of five years.  Since these options have a service requirement, the cost of these options will be recognized on the same basis as their vesting schedule described above.

Property, Plant and Equipment and Depreciation Expense

Property, plant and equipment are stated at cost, less proceeds received under the American Recovery and Reinvestment Act of 2009 Sec. 1603 Cash Grant program, less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Wind energy project equipment and related assets are depreciated over their estimated useful lives of 20 years on a straight-line basis.

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

Impairment Expense

We review our assets on at least an annual basis for potential economic impairment. As a portion of our assets have not been placed in service as of June 30, 2010 we must evaluate the remaining costs to complete the projects as well as the currently capitalized costs. Our wind assets, when completed, have a megawatt generating capacity which determines their current economic value. This value is generally determined via a discounted cash flow analysis of the future electric revenues, net of the costs of operating the wind turbines.  During the year ended June 30, 2010 we recognized an impairment expense of $498,515.  This charge was to reduce the carrying value on our books to zero of the capitalized development costs of Averill Wind LLC, Zulu Wind LLC, NAE Allendorf, NAE Sibley, Sibley Hills, Henry Hills, French Lake, in addition to the investment in Grand Sierra Resort Corp.  Henry Hills is not the Osceola County, Iowa 4.0MW project which was referred to as “Henry Hills 4MW” in previous filings, but rather was intended to be an expansion project adjacent to the Osceola County, Iowa 4.0MW project.  The impairment expense was recognized as we believe that it is unlikely that we will develop these projects or that any amount could be realized by the potential sale of these projects and assets.  Other than these impairments recognized, we believe our wind assets can be completed at costs that are less than their current economic value. Wind assets that generate electricity can generally be sold in a marketplace based upon their discounted cash flows.

The 4.0 MW project in Osceola County, Iowa, has carrying value on our books for $6.5MM.  This carrying value has been reduced by the $1.1MM proceeds of the cash grant received under Sec. 1603 of the American Recovery and Reinvestment Act (“ARRA”) of 2009 for the 2.0MW of this project which has been placed into service.  We also expect to receive another $1.2 under the same program when we commission the remaining 2.0MW, which we expect to occur in calendar year 2010.  This will reduce the carrying value of the entire 4.0MW project to under $5MM.  We have compared this projected carrying amount to the projected cash flows produced by this project and we believe there has not been any impairment of this project as of June 30, 2010.

The 1.6 MW project in Lincoln County, Minnesota has carrying value on our books for $2.8MM.  We also expect to receive $0.8MM under ARRA when we complete commissioning the project, which we expect to occur in calendar year 2011.  This will reduce the carrying value of the entire 1.6MW project to approximately $2MM.  We have compared this projected carrying amount to the projected cash flows produced by this project and we believe there has not been any impairment of this project as of June 30, 2010.

The Shaokatan Hills, Lakota Ridge and CHI Energy wind farms have a combined carrying value on our books of $4.9MM.  We have only a negligible revenue or profit sharing percentage interest until the ownership of the minority equity interests convert into 80% ownership of SH and LR.  We will not begin to receive any material revenues until the CHI Energy wind farms “flip” which we estimate will begin happening during the fourth quarter of calendar year 2010, after which our revenue interest will convert to 30% and eventually to 49% when certain debt on the wind farms is satisfied.  We measure any possible impairment of these assets using reasonable “present value” determinations based on projected future revenues from them after they “flip” and are converted to substantial ownership interests.  Our estimated present values for these developer’s stake assets  as of June 30, 2010 was at least equal to their aggregate cost to us as stated in our financial statements.  Accordingly, we have not recognized any impairment to their cost basis value as of June 30, 2010.

In the fiscal year ended June 30, 2009 we recorded a $400,000 impairment charge for our Grand Sierra Resort investment which is involved in the commercial real estate development and gaming industries in Reno, Nevada, due to deteriorating economic conditions in both industries. In that year we also abandoned a wind energy project with a capitalized cost of $26,757.

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

Revenue Recognition

Revenue generated is primarily through the sale of electricity in accordance with power purchase agreements we have been executed with investor owned utilities. In January 2010, we began generating and selling electricity from our Zachary Ridge 2.0MW project in Osceola County, Iowa and in March 2010 we began generating and selling electricity from 0.8MW of our 1.6MW project in Lincoln County, Minnesota. Revenue related to the sale of electricity is recorded based upon electricity output delivered at rates specified under relevant contract terms in accordance with our power purchase agreements.

Loss per common share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is not shown, as the exercise of stock options and warrants using the treasury stock method are dilutive to the computation of loss per share.

Material Contingencies

We are a named defendant in a lawsuit filed in the English courts by a vendor of Boreal Energy, Inc.  The vendor asserts that since we purchased assets from Boreal, that we assumed their liabilities as well.  We maintain that we purchased only the assets of Boreal and not the shares of Boreal, therefore, we did not assume any liabilities of Boreal.  We believe this lawsuit is without merit and are vigorously defending our position.  We cannot predict the timing or outcome of this lawsuit and whether it will have a material impact on our financial position.  We have not reserved any amounts for this potential liability.

We have been contacted by Mr. Gregory Jaunich in his own capacity and as manager and the trustees  of certain sellers of Northern Alternative Energy Shaokatan LLC, Shaokatan Hills LLC, Lakota Ridge LLC, the sixteen CHI Energy wind farms, Zachary Ridge LLC and LJ Trust LLC.  The sellers are either in state receivership or Federal bankruptcy and their assets are under the control of the trustees.    We are preparing to file a lawsuit against the receiver to release its claims on our assets.  We cannot predict the timing or outcome of this matter and whether it will have a material impact on our financial position.  We have not reserved any amounts for this potential liability nor recognized any impairment on the assets in question.

The majority owners of Shaokatan Hills LLC, Lakota Ridge LLC and the sixteen CHI Energy wind farms had formerly advised us that they believe they must provide consent to us to acquire a minority interest in these entities, and that they have not provided us with that consent.  We maintain that their consent is not required and that we are the rightful owners of our minority interests in these entities. After providing the majority owners with the documentation showing our valid and legal acquisition of the assets and the evidence of complete payment in either stock or cash, the majority owners are now prepared to accept our ownership provided the Bankruptcy Trustee and Court in the matter of Gregory Jaunich’s bankruptcy petition have no further claims.  We are prepared  to a file a lawsuit against the majority owners of these projects to establish our minority ownership position should they not agree with the our position.  We cannot predict the timing or outcome of this matter and whether it will have a material impact on our financial position.  We have not reserved any amounts for this potential liability nor recognized any impairment on the assets in question.

We have been threatened with a lawsuit from a financial services vendor to us when our name was Dotronix, Inc.  The vendor, Marquette Avenue Securities, is claiming that we owe them compensation under an agreement signed April 26, 2006. Marquette is apparently owned by Isaac Sibley and Darrel Kluge. Mr Kluge is a former officer of the Company and both Kluge and Sibley were involved with the Company in the past by bringing investors to the Company through private placement stock sales. We contend that Marquette has not provided any valuable services to us and that we do not owe them anything. We cannot predict the timing or outcome of this lawsuit and whether it will have a material impact on our financial position.  We have not reserved any amounts for this potential liability.

B.  WIND ENERGY OPERATIONS

In early 2007, we purchased a minority equity interest in Averill Wind, LLC, a Minnesota company, for $200,000.  Averill was intended to be a 10MW wind farm near Fargo/Moorhead, Minnesota, a region of the country that is favorable for electricity generation through wind power.  In the fiscal year ended June 30, 2010 we recognized an impairment expense and wrote the carrying value of this project on our books to zero as we believe it is unlikely we will realize any value from this project.

In May 2007, we invested $100,000 in an Interconnection System Impact Study to potentially connect 300MW of wind generated electricity to Excel Energy’s ZULU substation in southeast Lincoln County, Minnesota. We must supply 50% of the capital to become an equal partner in the proposed 300MW wind farm. This ZULU wind farm cannot be developed until a planned large power transmission line is completed from Minneapolis to Buffalo Ridge.  In the fiscal year ended June 30, 2010 we recognized an impairment expense and wrote the carrying value of this project on our books to zero as we believe it is unlikely we will realize any value from this project.

During the second half of calendar 2007, we purchased from Northern Alternative Energy Inc. its subsidiary Northern Alternative Energy Shaokatan LLC (“Shaokatan”), which we paid for in two portions; $2,300,000 in cash for a minority equity interest two wind farms in Minnesota called Shaokatan Hills and Lakota Ridge, and $200,000 in cash and 4,000,000 shares of our common stock valued at $.60 per share for a minority equity interest in a group of 16 small wind farms collectively known and managed as CHI Energy.  These three wind farms lie on Buffalo Ridge, which is in southwestern Minnesota and which contains a prime wind regime in the USA for efficient generation of electricity from wind power turbines, and is well-known in the alternative energy industry for its high and consistent wind speeds. Together, Shaokatan Hills and Lakota Ridge, contain 33 modern wind turbines having a total rated power capacity of 23MW. We have only a negligible revenue or profit sharing percentage interest until the ownership of the minority equity interests convert into 80% ownership of the two wind farms. Over the past few years, these 33 turbines have generated electricity at an average annual rate of 68,300,000 kilowatt hours (kwh). CHI Energy is 16 separate small wind farms which are managed and maintained collectively and contains 46 modern wind turbines having a total rated power capacity of 30.36MW, and for the past several years they have generated electricity at an average annual rate of 93,000,000 kilowatt hours (kwh). We will not begin to receive any material revenues until they “flip” which we estimate will begin happening during the fourth quarter of calendar year 2010, after which our revenue interest will convert to 30% and eventually to 49% when certain debt on the wind farms is satisfied.

In February 2008, we purchased various wind energy assets from Boreal Energy Inc. (“Boreal”) for 28,500,000 of our common shares.  Push down accounting was utilized to value the tangible assets of Boreal at a market value of $9,084,505.  The major tangible asset of Boreal was its minority equity interest in Navitas Energy, Inc., and incident to the purchase of Boreal assets, this investment in Navitas was exchanged for assets of Navitas.   In exchange for the minority interest in Navitas we received two turbines and related electric generating equipment with a 4.0MW capacity in Osceola County, Iowa valued at $4,752,000, and two turbines with 1.6MW capacity and electric generating equipment in Lincoln County, Minnesota valued at $2,019,600, one-hundred and sixty acres of land in Lincoln County, Minnesota valued at $320,000, a building with repair facilities and eight motel rooms, a large meeting room, and offices valued at $1,992,905.  The principal Boreal shareholders have since liquidated a majority of our common shares they obtained when the Boreal assets were sold to us, and they are no longer involved with us and our business. We did not absorb the personnel or operations of Boreal in the transaction, nor did we assume any liabilities of Boreal.

The carrying values of the Wind Energy Assets are summarized as follows:

	June 30
	2010	2009
Wind Power Projects in Operation:
2.0MW, Zachary Ridge LLC - Osceola County, Iowa	$3,771,929	$—
Less:
ARRA Sec. 1603 Cash Grant	(1,131,579)	—
Accumulated Depreciation	(55,007)	—
	2,585,343	—

0.8MW, NAE Shaokatan Power Partners LLC (“S1”) - Lincoln County, Minnesota	1,409,848	—
Less:
Accumulated Depreciation	(20,546)	—
	1,389,302	—
Total Wind Power Projects in Operation	3,974,645	—

Wind Power Projects Under Construction:
2.0MW, Zachary Ridge LLC - Osceola County, Iowa	—	2,932,315
0.8MW, NAE Shaokatan Power Partners LLC (“S1”) - Lincoln County, Minnesota	—	1,284,233
2.0MW, LJ Trust LLC - Osceola County, Iowa	3,884,916	2,932,315
0.8MW, NAE Shaokatan Power Partners LLC (“S2”) - Lincoln County, Minnesota	1,412,687	1,284,233
Total Wind Power Projects Under Construction	5,297,603	8,433,096

Wind Power Projects In Development:
Weston Wind I LLC - Weston County, Wyoming	34,298	—
Grosser Mountain Wind I LLC - Dauphin County, Pennsylvania	7,599	—
Viking Wind - Martin County, Minnesota	1,606	—
NAE Sibley, Sibley Hills, NAE Allendorf - Iowa	—	42,791
Averill Wind, LLC - Minnesota	—	276,275
French Lake -Minnesota	—	10,000
ZULU Wind LLC - Minnesota	—	100,000
Total Wind Power Projects in Development	43,504	429,066

Investments in Operating Wind Power Projects:
Shaokatan Hills LLC	1,134,963	1,134,963
Lakota Ridge LLC	1,134,963	1,134,963
CHI Wind Farms LLC	2,630,074	2,630,074
Total Investments in Operating Wind Power Projects	4,900,000	4,900,000

Total Wind Energy Assets	$14,215,752	$13,762,162

C.  PuraMed BioScience Inc.

On April 12, 2007, we spun-off PuraMed BioScience, Inc. on the basis of 1 share PuraMed BioScience, Inc. per every 5 shares of Wind Energy America, Inc.  A total of 2,174,989 shares of PuraMed BioScience, Inc. were distributed to Wind Energy America, Inc. shareholders in October. 2007. PuraMed stock trades separately on the OTC market under the symbol PMBS.OB.

D.  REAL ESTATE VENTURE – GRAND SIERRA RESORT CORP

In 2006, we purchased for $415,000 a total of 1,037,500 shares of common stock of Grand Sierra Resort Corp. (“Grand Sierra”), resulting in an ownership interest in Grand Sierra of slightly less than 1%. Grand Sierra is a private company incorporated in the State of Nevada. We accounted for our investment in Grand Sierra using the cost method. During the past fiscal year ended June 30, 2009, we recorded an impairment expense of $400,000 regarding our Grand Sierra investment.  During the year ended June 30, 2010, we recorded an impairment expense for the remaining $15,000 carrying value of our investment in Grand Sierra Resort Corp.

E.  FUTURE EXPANSION

In order to effectively develop our wind power assets, we will need to obtain new funding from the following sources:

•	Additional cash grants under Sec. 1603 of ARRA
•	Additional borrowings secured by our projects
•	Sales of selected assets
•	Sales of additional debt or equity securities at the project level and/or at the corporate level
•	Some combination of all of the above

There is no assurance, however, that we can obtain our needed development and working capital funding through the above listed methods.  If we cannot raise substantial funding as planned, we will be unable to implement our business plan effectively and most likely will be unable to become profitable or satisfy our working capital needs in the future.  We currently only have enough working capital to support our administrative expenses until the end of September 2010.

G.  SALE OF UNREGISTERED SECURITIES

During the fiscal year ended June 30, 2010, we sold 5,173,700 of our common shares for an average price of $.10 per share.

During the fiscal year ended June 30, 2010, we issued 753,216 of our common shares to satisfy a note and interest payable of $95,917.

All of these sales were made to accredited investors.  The proceeds were utilized to fund our operations.

H.  WARRANTS, OPTIONS AND STOCK ISSUED FOR SERVICES

During the fiscal year ended June 30, 2010 we issued 87,500 of our common shares to unaffiliated consultants for financial services.

During the fiscal year ended June 30, 2010 we issued 50,000 of our common shares to a Director for financial services.

During the fiscal year ended June 30, 2010 we issued 100,000 of our common shares to our Chairman for consulting services.

During the fiscal year ended June 30, 2010 we issued 300,000 shares to two Directors for their service on our Board.

During the fiscal year ended June 30, 2010 we granted a five-year warrant to our Chairman of the Board to purchase 1,000,000 shares of our common stock at an exercise price of $.25 per share for consulting services.

During the fiscal year ended June 30, 2010 we granted five-year warrants to three directors, two former directors and a former executive officer to purchase a total of 18,750,000 shares of our common stock at an exercise price of $.20 per share for their services to us.

During the fiscal year ended June 30, 2010 we awarded stock options to our Chief Executive Officer and Chief Development Officer, both of whom are also Directors.  We also awarded stock options to our Chief Financial Officer.  Each of these three officers received 6,805,612 options which carry an exercise price of $0.20 per share, which was our closing stock price on the grant date.  Twenty percent of these options vest on the grant date.  The remaining eighty percent of these options become exercisable ratably over a 48-month period starting on the grant date.  These options expire at the end of five years.  Since these options have a service requirement, the cost of these options will be recognized on the same basis as their vesting schedule described above.

All common stock issuances for services were valued at the trading price of the common stock at the date of issuance or if more relevant the date the services were performed.

All warrants grants were expensed on their date of grant as management fees in the amount of $2,627,075 based upon the Black-Scholes option pricing model using risk free interest rates and volatility rates on the grant dates.

All option grants are being expensed as general and administrative expenses according to their vesting schedules as described above.  The total cost of the option grants recognized in the fiscal year ended June 30, 2010 was $609,612 and was based upon the Black-Scholes option pricing model using risk free interest rate and volatility rate on the grant date.

All securities issued or granted by us and referred to in this Footnote H were offered and sold in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933.

J.  STOCKHOLDERS’ EQUITY OPTIONS

A summary of our stock options is presented below:

	Years Ended June 30,
	2010		2009
	Options on Shares	Weighted Average Exercise Price	Options on Shares	Weighted Average Exercise Price
Outstanding at beginning of year	42,500	$0.41	45,000	$0.45
Granted	20,416,836	$0.20	—	$—
Exercised or canceled	(37,500)	$0.31	(2,500)	$0.45
Outstanding at end of year	20,421,836	$0.20	42,500	$0.41
Options exercisable at end of year	6,810,612	$0.20	42,500	$0.41

The following table summarizes information about stock options outstanding at June 30, 2010:

Options Outstanding and Exercisable:

Options Outstanding and Exercisable	Remaining Contractual Life (Years)	Exercise Price
5,000	4.4	$0.95
6,805,612	4.3	$0.20

Warrants

In connection with various private placements of our securities, we have issued certain warrants to broker-dealers and investors from time to time.  These warrants have been expensed in accordance with FASB ASC Topic 718 - Stock Compensation and have been valued based on the Black-Scholes model.

A summary of our warrants are presented below:

	Years Ended June 30,
	2010		2009
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	2,307,550	$0.30	1,135,376	$0.37
Granted	20,925,000	$0.20	1,790,000	$0.30
Exercised or canceled	(517,500)	$0.30	617,826	$0.44
Outstanding at end of year	22,715,050	$0.21	2,307,550	$0.30
Options exercisable at end of year	22,715,050	$0.21	2,307,550	$0.30

The following table shows the remaining outstanding warrants of the Company as of June 30, 2010:

Warrants Outstanding and Exercisable:

Options Outstanding and Exercisable	Remaining Contractual Life (Years)	Exercise Price
1,750,000	4.7	$0.30
40,000	1.8	$0.20
1,000,000	4.0	$0.25
19,000,000	3.8	$0.20
125,000	3.9	$0.25
800,000	5.0	$0.25

K.  INCOME TAXES

We account for income taxes in accordance with ASC 740, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The valuation allowances have been established equal to the income tax benefits to reduce the deferred tax assets to zero.

A reconciliation of our tax provision based on a statutory federal income tax rate of 35% to the our effective rate is as follows:

	2010	2009
Computed tax benefit at:
Federal @ 35% – benefit	$1,888,020	$455,000
State tax rate net of federal – benefit	$343,620	$68,000
Change in valuation allowance	$(621,330)	$(483,000)
Permanent and other differences – stock & warrant compensation & spin out losses	$(1,610,310)	$(40,000)

Provision	$—	$—

No deferred income taxes have been provided for the temporary differences between our financial reporting and income tax basis due to the valuation allowances outlined below:

	2010 Asset (Liability)	2009 Asset (Liability)
Net operating loss carry forward	$7,019,330	$6,398,000
Valuation allowance	$(7,019,330)	$(6,398,000)

At June 30, 2010, we have federal income tax net operating loss carryforwards of approximately $13,023,056 that will expire through 2027, and for Minnesota income tax net operating loss carryforwards of $4,671,330 that will expire through 2021, and Wisconsin’s operating loss carryforwards of $450,000 expire through 2022.  Future utilization of loss carryforwards could be limited under Internal Revenue Code Section 382 for significant changes in ownership.

L. CONVERTIBLE DEBT

During the fiscal year ended June 30, 2010 we borrowed $50,000 from an individual at 15% to 20% per year and carried certain conversion features whereby this note could be converted to common shares.  We paid back this note together with interest during the fiscal year ended June 30, 2010.  As part of the inducement for this borrowing, we also granted the lender 800,000 warrants to purchase our common shares at $.25 per share.  We recognized $28,655 in warrant expense as part of this transaction.

As of June 30, 2010 we owed $84,800 to two individuals at 8% and these notes carried certain conversion features whereby these notes could be converted to common shares.  These loans included $57,800 of borrowings which were made during the year ended June 30, 2010 and $27,000 of borrowings which were made during the year ended June 30, 2009. As part of the inducement to one of these borrowers, we also granted one of the lenders 125,000 warrants to purchase our common shares at $.25 per share.  We recognized $18,600 in warrant expense as part of this transaction. In addition, due to the beneficial conversion features of these two notes, we recognized $72,280 in interest expense related to these notes.  Subsequent to the year ended June 30, 2010, both of these notes have been renegotiated and extended such that they are now due during May, 2011 and continue to carry conversion features.  These two individuals are shareholders of the Company.

On June 30, 2008 we borrowed $94,152 from an individual at 9 % per annum, and this debt was converted into 753,216 shares of unregistered common stock on September 16, 2009 at $.125 per share. This individual is a shareholder of the Company.

M. SALE/LEASEBACK OF MIDWEST CENTER FOR WIND ENERGY

In November 2008 we obtained substantial funding through a sale/leaseback of our Midwest Center for Wind Energy (“MCWE”) with Trident Holding Group, Inc. of San Diego, California.  This sale/leaseback transaction included the MCWE building along with the 160 acres in Lincoln County, Minnesota where the MCWE is situated.  Neither Trident nor any of its principals had any relationship to, or other dealings with, us prior to this transaction.

This sale/leaseback transaction involved primarily two agreements, a standard real estate purchase agreement whereby we sold and transferred the MCWE to Trident, and a long-term lease whereby Trident leased the MCWE back to us.  Under the purchase agreement, Trident paid $3.2 Million for the MCWE, consisting of $1.6 Million in cash paid at closing and the balance of $1.6 Million through a Promissory Note requiring only monthly interest payments at 7.5% per annum ($10,000 monthly) until the end of the 15-year term at which time all principal is due in full.

Concurrent with this sale, Trident leased the MCWE back to us under a lease which requires us to pay all real estate taxes, insurance, utilities and any other operating expenses for the MCWE, and provides to us income from the MCWE such as lodging and rental income and farm lease income from the MCWE land.  Lease payments from us to Trident are $23,333 monthly for lease years 1-2, $30,000 monthly for lease years 3-5, and $43,333 monthly for lease years 6-15.  We have an option to repurchase the MCWE during lease years 3-6 for $3,250,000 during year 3, $3,300,000 during year 4, $3,350,000 during year 5, and $3,400,000 during year 6.  Incident to this sale/leaseback transaction, we also granted Trident a security interest in the two Gamesa 800kw wind turbines owned by us and situated nearby the MCWE.

Future monthly lease commitments for the next five years are listed below:

Year Ended June 30,	Amount
2011	$333,332
2012	360,000
2013	360,000
2014	466,664
2015	519,996
Thereafter	4,333,300
Total	$6,373,292

N.  LOANS PAYABLE ON PROJECTS

Our wholly-owned subsidiaries, Zachary Ridge LLC (“ZR”) and LJ Trust LLC (“LJT”) each have a loan from a commercial bank which is secured by their wind energy equipment and other assets.  The loan to ZR has a balance as of June 30, 2010 of $1,191.542, pays an interest rate of 5.75% and requires monthly payments of principal and interest of $10,175.  This loan matures on November 3, 2014 and is guaranteed by us.  The loan to LJT has a balance as of June 30, 2010 of $935,465, pays an interest rate of 5.75% and requires monthly payments of principal and interest of $10,175.  This loan matures on November 3, 2014 and is guaranteed by us.  As of September 30, 2010 we are in compliance with all material terms and covenants of these loans.

Both ZR and LJT also each have a loan from a state university on behalf of a state agency formed to promote alternative energy and energy efficiency.  Both loans are secured by the wind energy equipment, pay an interest rate of 0% and require monthly principal payments of $2,100.  As of June 30, 2010, the balance of the loan to ZR was $85,217 and the balance of the loan to LJT was $83,134.

O.  SIGNIFICANT CONCENTRATIONS

We receive all of our revenue from the sale of electricity from two customers under long term Power Purchase Agreements.  Both of these customers are investor-owned utilities with investment grade credit ratings.

P.  SUBSEQUENT EVENTS

We have not made our contractual payments under our sale/leaseback agreement with Trident Holdings Group, Inc. for September and October 2010.  We have also not made our principal only payments to the state university for the project loans on ZR and LJT for September and October 2010.

In August 2010 we renegotiated the $84,800 of Convertible Debt whereby the old notes were replaced with new notes which pay the holders interest at 8%. These new notes also carry conversion features.

Q.  GOING CONCERN

We incurred a net loss from operations for the year ended June 30, 2010 and experienced a negative cash flow from operations for that period. These factors raise substantial doubt about our ability to continue as a going concern.